Form 10KSB
period 2000-06-30
INTERCOM SYSTEMS INC
filed 2001-03-01
CIK 723501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended   June 30, 2000
                          ------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                  to
                               ----------------    -------------

Commission file number     000-12854
                       ------------------------

                             Intercom Systems, Inc.
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                  11-2599441
-------------------------------------       --------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

111 Village Parkway, Building #2, Marietta, Georgia                 30067
-----------------------------------------------------           --------------
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:   (770) 951-0984
                                                 ----------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No  X
   -------     ----

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year: $7,032.

        The aggregate market value of the common stock held by non-affiliates of the issuer is not available because there is no trading market for Issuer's common stock.

        At February 22, 2001, 8,008,229 shares of issuer's Common Stock were outstanding.

        Documents incorporated by reference: None

                             INTERCOM SYSTEMS, INC.

                         2000 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

SECTION                                                                 PAGE NO.
-------                                                                 --------

PART I

   Item 1.   Description of Business..........................................3
   Item 2.   Description of Properties........................................6
   Item 3.   Legal Proceedings................................................6
   Item 4.   Submission of Matters to a Vote of Security Holders..............6

PART II

   Item 5.   Market For Common Equity and Related Stockholder Matters.........7
   Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................7
   Item 7.   Financial Statements.............................................9
   Item 8.   Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure........................................19

PART III

   Item 9.   Directors and Executive Officers of The Registrant..............20
   Item 10.  Executive Compensation..........................................21
   Item 11.  Security Ownership of Certain Beneficial Owners and Management..22
   Item 12.  Certain Relationships and Related Transactions..................23
   Item 13.  Exhibits and Reports on Form 8-K................................23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

         Intercom Systems, Inc. was incorporated in Delaware in 1982. Until October 1989, we were engaged in the design, manufacture, marketing and sale of microprocessor-based systems designed to access and test telecommunications lines. To a lesser extent, we were also engaged in the sale of engineering services to an affiliated company, TII Industries, Inc.

         In October 1989, we sold all of the assets relating to our business operations to a third party. We have had no active business operations since the date of that sale.

         On June 27, 2000, new investors, including our current management, purchased an aggregate of 5,484,999 shares from TII Industries, Inc. and TII International, Inc., who were, until then, our two largest stockholders. The shares purchased by the new investors represented approximately 69 percent of our then issued and outstanding common stock.

         As of June 30, 2000, the Company had $169,923 in cash and cash equivalents, no other assets and $38,502 of current liabilities.

Current Business Plan

         Our current business plan is primarily to serve as a vehicle for the acquisition of a target business that we believe will have significant growth potential. We intend to use our available cash, capital stock, debt or a combination of these to effect a business combination. We intend to become current with our filings under the Securities Exchange Act of 1934 and then to become listed on the OTC Bulletin Board. A business combination may involve the acquisition of, or merger with, a financially stable, mature company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens (including significant professional fees) related to compliance with various federal and state securities laws. In the alternative, a business combination may involve a company that may be financially unstable or in its early stages of development or growth.

         We recognize that as a result of our limited financial, managerial and other resources, the number of suitable target businesses that may be available to us will be extremely limited. In seeking to attain our business objective, we will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management's opinion, meet our business objectives as described in this report. We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.

         We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry. Accordingly, there is no basis for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth.

In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

         We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage such firms in the future, in which event we may pay a finder's fee or other compensation. These fees are customarily between 1% and 5% of the size of the overall transaction, based upon a sliding scale of the amount involved.

Selection of a Target Business and Structuring of a Business Combination

         Our management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

        o       the financial condition and results of operation of the target;

        o the growth potential of the target and that of the industry in which the target operates;

        o the experience and skill of the target's management and availability of additional personnel;

        o       the capital requirements of the target;

        o       the competitive position of the target;

        o the stage of development that the target's products, processes or services are at;

        o the degree of current or potential market acceptance of the target's products, processes or services;

        o proprietary features and the degree of intellectual property or other protection of the target's products, processes or services;

        o the regulatory environment of the industry in which the target operates;

        o the prospective equity interest in, and opportunity for control of, the target; and

        o       the costs associated with effecting the business combination.

         These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in connection with effecting a business combination consistent with our business objective. In connection with our evaluation of a prospective target business, we anticipate that we will conduct an extensive due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as a review of financial or other information that will be made available to us.

         We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies' stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

         Until we are presented with a specific opportunity for a business combination, we are unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination. We do not have any full time employee who will be devoting 100% of his or her time to our affairs. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital otherwise available to complete a business combination.

Limited Ability to Evaluate the Target Business' Management

         Although we intend to carefully scrutinize the management of a prospective target business before effecting a business combination, we cannot assure you that our assessment of the target's management will prove to be correct, especially in light of the possible inexperience of our officers and directors in evaluating certain types of businesses. In addition, we cannot assure you that the target's future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs after a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

         We may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you, however, that we will be able to recruit additional managers who have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Investment Company Act

         We may participate in a business or opportunity by purchasing, trading or selling the securities of a business. We do not intend to engage primarily in these activities and we are not registered as an "investment company" under the Investment Company Act of 1940. We do not believe that registration under the act is required based upon our proposed activities. We intend to conduct our activities so as to avoid being classified as an "investment company" and to avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and its regulations.

         The Investment Company Act may, however, also be deemed to be applicable to a company that does not intend to be characterized as an "investment company" but that, nevertheless, engages in activities that may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. While we do not believe that our anticipated principal activities will subject us to regulation under the Investment Company Act, we cannot assure you that we will not be deemed to be an "investment company," especially during the period prior to a business combination. In the event we are deemed to be an "investment company," we may become subject to certain restrictions relating to our activities, including:

        o       restrictions on the nature of our investments; and

        o       the issuance of securities,

and have imposed upon us certain requirements, including:

        o       registration as an investment company;

        o       adoption of a specific form of corporate structure; and

        o compliance with certain burdensome reporting, recordkeeping, voting, proxy and disclosure requirements and other rules and regulations.

         In the event we are characterized as an "investment company," we would be required to comply with these additional regulatory burdens, which would require additional expense.

Competition

         We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities, including financial consulting companies and venture capital firms, have longer operating histories and have extensive experience in identifying and effecting business combinations, directly or through affiliates. Many of these competitors possess significantly greater financial, technical and other resources than we do. We cannot assure you that we will be able to effectively compete with these entities. In the event we are unable to compete effectively with these entities, we may be forced to evaluate less attractive prospects for a business combination. If we are forced to evaluate these less attractive prospects, we cannot assure you that our stated business objectives will be met.

         In the event we are able to effect a business combination, we will, in all likelihood, become subject to competition from competitors of the acquired business. In particular, industries which experience rapid growth frequently attract larger numbers of competitors, including competitors with greater financial, marketing, technical and other resources than we have. We cannot ascertain the level of competition we will face if we do effect a business combination and we cannot assure you that we will be able to compete successfully with these competitors.

Employees

         Our only employees at the present time consist of our officers who will devote as much time to our business as our Board of Directors determines is necessary. The Treasurer provides us with the use of personnel for administrative services, including secretarial and bookkeeping services, at a minimal cost not to exceed $500 per month.


ITEM 2. DESCRIPTION OF PROPERTIES.

         Our principal executive offices are located at 111 Village Parkway, Building #2, Marietta, Georgia. Our office space, fixtures, furniture and equipment is provided to us by our Treasurer at a minimal cost not to exceed $500 per month, on a month-to-month basis. We believe that our present business property is adequate and suitable to meet our needs into the near future.


ITEM 3. LEGAL PROCEEDINGS.

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         There is presently no trading market for our common stock. Of the 8,008,229 shares of common stock outstanding, 2,523,230 can be sold by the holders thereof without registration or other restriction pursuant to Section 4(1) under the Securities Act of 1933, as amended, as they have been outstanding and held by persons who are not affiliated with us since our initial public offering in 1983. The remaining 5,484,999 shares of common stock will become eligible for sale under Rule 144 under the Securities Act in June 2001. Warrants to purchase 588,270 shares of our common stock, at a price not less than $2.135 per share, which represented all outstanding warrants, expired on August 31, 2000.

Holders

         As of February 12, 2001, there were 543 holders of record of our common stock.

Dividend Policy

         We do not intend to pay dividends prior to the consummation of a business combination. The payment of dividends after a business combination will be contingent upon our revenues and earnings, if any, our capital requirements and our general financial condition. The payment of any dividends after a business combination will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         On June 27, 2000, 27 purchasers, including each of our current officers and directors, or entities controlled by them, purchased an aggregate of 5,484,999 shares of our outstanding common stock at a price of $.02 per share from two of our former stockholders, TII Industries, Inc. and TII International, Inc. The selling stockholders relied on Section 4(1) under the Securities Act for this private transaction.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         When used in this Report, words or phrases such as "will likely result," "management expects," "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 of this Report.

         The following discussion should be read in conjunction with the financial statements and related notes included in this Report.

Plan of Operation

         We ceased commercial operations as of October 31, 1989. Since the quarter ended December 29, 1989, there have been no sales. In October 1989, we sold our only operating assets. We have not engaged in any material business activities since.

         In January 1991, we filed a Form 15 with the Securities and Exchange Commission to deregister our common stock under the Securities Exchange Act of 1934, as amended. We have not filed any further reports under the Exchange Act since filing the Form 15. The last Annual Report on Form 10-K that we filed was for the fiscal year ended June 29, 1990, and the last Quarterly Report on Form 10-Q that we filed was for the fiscal quarter ended September 28, 1990. However, the warrants we issued in our initial public offering in 1983 remained registered as a separate class of securities under the Exchange Act. Consequently, our obligation to file periodic reports under the Exchange Act did not cease with the filing of the Form 15 in 1991. The warrants have since expired on August 31, 2000.

Fiscal Year

         The Company's fiscal year ends on the last Friday in June, which results in a fiscal year that is either 52 or 53 weeks long. The results of operations are for the fiscal years ended June 30, 2000, which consisted of 53 weeks, and June 25, 1999 and June 26, 1998, each of which consisted of 52 weeks.

Financial Condition

         At June 30, 2000, we had cash and cash equivalents of $169,923 as compared to cash and cash equivalents of $168,469 at June 25, 1999 and cash and cash equivalents of $180,677 at June 26, 1998. We had total current liabilities of $38,502 as of June 30, 2000, as compared to total current liabilities of $15,000 as of June 25, 1999 and total current liabilities of $21,134 at June 26, 1998. At June 30, 2000, our net worth was $131,421, as compared to a net worth of $153,469 at June 25, 1999 and a net worth of $159,543 at June 26, 1998. The decrease in net worth was the result of professional and corporate transfer agent fees, franchise taxes and bank service charges.

Liquidity and Capital Resources

         The only asset we possess is cash and cash equivalents in the amount of $169,923 as of June 30, 2000. Over the next 12 months, we plan to continue to utilize these funds to maintain our corporate status and to attempt to seek out a suitable business combination. We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry. As a result of our limited assets and the potential for other presently unforseen obstacles, we cannot assure you that we will be successful in this effort. We anticipate that our cash reserves will last us approximately five years. We do not have any present commitment that is likely to result in our liquidity increasing or decreasing in any material way, other than the expenses we expect to incur in bringing our Securities and Exchange Commission filings up to date and registering our common stock under the Securities Exchange Act. We know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, any material increase or decrease in our liquidity.

         We have no material commitments for capital expenditures. We know of no material trends, favorable or unfavorable, in our capital resources. We have no outstanding credit lines or credit commitments in place and have no current need for financial credit.

Results of Operations

         We have not had any material operations since 1989. We only had interest revenues for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. For the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998, we incurred expenses in the amounts of $29,080, $13,218 and $10,844, respectively, for professional and corporate transfer agent fees, franchise taxes and bank service charges.

ITEM 7. FINANCIAL STATEMENTS.

    Index to Financial Statements:                                        Page
                                                                          ----

       Independent Auditors' Report.......................................F-1

       Balance Sheet as of June 30, 2000..................................F-2

       Statements of Operations for the fiscal years ended
           June 30 2000, June 25, 1999 and June 26, 1998..................F-3

       Statements of Stockholders' Equity for the fiscal years ended
           June 30, 2000, June 25, 1999 and June 26, 1998.................F-4

       Statements of Cash Flows for the fiscal years ended
           June 30, 2000, June 25, 1999 and June 26, 1998.................F-5

       Notes to Financial Statements.................................F-6 to F-9

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
Intercom Systems, Inc.


We have audited the accompanying balance sheet of Intercom Systems, Inc., as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intercom Systems, Inc., as of June 30, 2000 and the results of its operations and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998 in conformity with generally accepted accounting principles.

                                        /s/ Bederson & Company LLP

                                         BEDERSON & COMPANY LLP





West Orange, New Jersey
January 8, 2001







                                      (F-1)

                             INTERCOM SYSTEMS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000




                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                         $   169,923
                                                                    ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $    38,502
                                                                    -----------


STOCKHOLDERS' EQUITY:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                            --
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                               4,000
  Additional capital in excess of par value                           5,200,000
  Accumulated deficit                                                (5,072,579)
                                                                    -----------

  TOTAL STOCKHOLDERS' EQUITY                                            131,421
                                                                    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   169,923
                                                                    ===========






                          The accompanying notes are an
                  integral part of these financial statements.

                                      (F-2)

                             INTERCOM SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS







                                                   Fiscal Years Ended
                                           -----------------------------------------------
                                             June 30,          June 25,        June 26,
                                               2000             1999             1998
                                           ------------     ------------     ------------
REVENUES:
  Interest                                 $    7,032       $     7,144      $     2,867
                                           ----------       -----------      -----------


EXPENSES:
  Professional fees                            22,482             6,750            5,000
  Corporate transfer agent fees
        and bank charges                        3,198             3,088            2,600
  Franchise taxes                               3,400             3,380            3,244
                                           ----------       -----------      -----------

  TOTAL EXPENSES                               29,080            13,218           10,844
                                           ----------       -----------      -----------

NET LOSS                                  $   (22,048)      $    (6,074)     $    (7,977)
                                          ===========       ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE      $     -           $    -           $      -
                                          ============      ===========      ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                        8,008,229         8,008,229        8,008,229
                                           ==========        ==========       ==========










                          The accompanying notes are an
                  integral part of these financial statements.

                                      (F-3)

                             INTERCOM SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        FISCAL YEARS ENDED JUNE 30, 2000, JUNE 25, 1999 AND JUNE 26, 1998


                                      Common Stock           Additional
                           --------------------------------  Capital in                          Total
                                                             Excess of       Accumulated      Stockholders'
                               Shares           Par Value    Par Value         Deficit           Equity
                           -------------        ---------  -------------     ------------     --------------
BALANCE - June 28, 1997      8,008,229            $ 4,000    $5,200,000        $(5,036,480)        $167,520

  Net loss                      -                     -          -                  (7,977)          (7,977)
                          ------------         ----------  ------------      -------------       ----------

BALANCE - June 26, 1998      8,008,229              4,000     5,200,000         (5,044,457)         159,543

  Net loss                      -                     -          -                  (6,074)          (6,074)
                          ------------        -----------  ------------      -------------        ---------

BALANCE - June 25, 1999      8,008,229              4,000     5,200,000         (5,050,531)         153,469

  Net loss                      -                     -          -                 (22,048)         (22,048)
                          ------------        -----------  ------------      -------------        ---------

BALANCE - June 30, 2000      8,008,229           $  4,000    $5,200,000        $(5,072,579)        $131,421
                            ==========           ========    ==========        ===========         ========





                          The accompanying notes are an
                  integral part of these financial statements.

                                      (F-4)

                             INTERCOM SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS





                                                           Fiscal Years Ended
                                                -----------------------------------------------
                                                   June 30,          June 25,        June 26,
                                                     2000             1999             1998
                                                 ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(22,048)        $  (6,074)      $  (7,977)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase (decrease) in:
      Accounts payable and accrued expenses          23,502            (6,134)          6,494
                                                  ---------         ---------        --------

  NET CASH PROVIDED BY (USED BY)
    OPERATING ACTIVITIES                              1,454           (12,208)         (1,483)
                                                 ----------         ---------        --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                           1,454           (12,208)         (1,483)

CASH AND CASH EQUIVALENTS - beginning               168,469           180,677         182,160
                                                  ---------         ---------       ---------

CASH AND CASH EQUIVALENTS - ending                 $169,923          $168,469        $180,677
                                                   ========          ========        ========





                          The accompanying notes are an
                  integral part of these financial statements.

                                      (F-5)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 JUNE 30, 2000, JUNE 25, 1999 AND JUNE 26, 1998



NOTE 1 - CORPORATE OPERATIONS

           Intercom Systems, Inc. was incorporated in Delaware in 1982. Until October 1989, the Company was engaged in the design, manufacture, marketing and sale of microprocessor-based systems designed to access and test telecommunications lines. To a lesser extent, the Company was also engaged in the sale of engineering services to an affiliated company, TII Industries, Inc.

           In October 1989, the Company sold all of the assets relating to its business operations to a third party. The Company has had no active business operations since the date of that sale.

           On June 27, 2000, new investors, including the Company's current management, purchased an aggregate of 5,484,999 shares from TII Industries, Inc. and TII International, Inc., who were the Company's two largest stockholders. The shares purchased by the new investors represented approximately 69 percent of the Company's then issued and outstanding common stock. The sale of these shares resulted in a change in control and management of the Company.

           The Company's current business plan is primarily to serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use the Company's available cash, capital stock, debt or a combination of these to effect a business combination. The Company intends to become current with its filings under the Securities Exchange Act of 1934 and then to become listed on the OTC Bulletin Board (see Note 7).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Cash Equivalents
           The Company considers all highly liquid investments, with a maturity of three months or less at the time of purchase, to be cash equivalents. The Company's investments are held in a money-market fund that invests solely in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. These investments are reported at their fair value based on broker quotes. Income related to these securities is reported as interest income.

           Fiscal Year
           The Company's fiscal year ends on the last Friday in June, which results in a fiscal year that is either 52 or 53 weeks long. The accompanying statements of operations, stockholders' equity and cash flows are for the fiscal years ended June 30, 2000, which consisted of 53 weeks, and June 25, 1999 and June 26, 1998, each of which consisted of 52 weeks.

           Stock-Based Compensation
           The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of the grant.

           In 1996, FAS No. 123, "Accounting for Stock-Based Compensation," became effective for the Company. FAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made as if the fair value based method had been applied.


                                      (F-6)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 JUNE 30, 2000, JUNE 25, 1999 AND JUNE 26, 1998





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Income Taxes
           Current income taxes are based on the year's taxable income for Federal and state income tax reporting purposes. Investment tax credits are accounted for by the flow-through method.

           Deferred taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

           Net Loss Per Common Share
           Net loss per common share is computed by dividing net loss to common stockholders by the weighted average number of shares of common stock outstanding for each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive.

           Use of Estimates
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 - CONCENTRATIONS OF CREDIT RISK

           The financial instruments subject to credit risk are primarily cash and cash equivalents. The Company places temporary cash investments in a money-market fund that invests solely in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. These investments are not insured by the Federal Deposit Insurance Corporation (FDIC) or any other agency and are subject to investment risk, including possible loss of principal. The uninsured balance included in cash equivalents at June 30, 2000 was $145,045.

NOTE 4 - INCOME TAXES

           The Company had net operating loss carryforwards (NOLs) of approximately $3,300,000 at June 30, 2000, for Federal and state income tax reporting purposes. In addition the Company has Investment Tax Credit (ITC) carryforwards of approximately $2,500, and Research and Development Tax Credit (R&DTC) carryforwards of approximately $27,000, at June 30, 2000. These losses and tax credits create a deferred tax asset at June 30, 2000. The Company has recorded a 100% valuation allowance against deferred tax assets. Current Federal and state income tax benefits of approximately $7,000, $2,000 and $3,000 for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998, respectively, are fully reserved due to the uncertainty of their ultimate realization.



                                      (F-7)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 JUNE 30, 2000, JUNE 25, 1999 AND JUNE 26, 1998





NOTE 4 - INCOME TAXES (Continued)

           The tax effects of significant items composing the Company's net deferred tax asset, as of June 30, 2000, are as follows:

                  Deferred tax asset:
                    Federal NOLs                       $   927,891
                    State NOLs                             248,174
                    ITC                                      2,506
                    R&DTC                                   27,249
                                                       -----------
                                                         1,205,820
                  Valuation allowance                   (1,205,820)
                                                       -----------
                  Net deferred tax asset               $       -
                                                       ===========

            The Investment Tax Credit and Research and Development Tax Credit carryforwards began expiring in 1998 and will fully expire in 2001. Federal and state NOLs expire fifteen years, from the year in which the losses were incurred, for all losses incurred before fiscal 1998, and twenty years for all losses incurred after fiscal 1997. The Federal and state NOLs began expiring in the year 2000. In addition, the Internal Revenue Code contains provisions, which may limit the net operating loss carryforward that is available for use in any given year based on significant changes in ownership interest of the Company.

            The following table summarizes the anticipated expiration of unused
NOLs:

                  Fiscal                                    Approximate
                   Year                                     NOLs Expiring
                  ------                                    ------------

                   2001                                      $1,596,000
                   2004                                       1,107,000
                   2005                                         517,000
                   2006                                          37,000
                   2007                                           2,000
                   2009                                           1,000
                   2010                                           4,000
                   2020                                          36,000
                                                          -------------

                                                             $3,300,000
                                                          =============

NOTE 5 - STOCK OPTIONS AND WARRANTS

           On April 21, 1986, the Company adopted a Stock Option Plan (the "Non-ISO Plan"). This plan, as amended, provides for the granting of options to employees and officers of the Company to purchase not more than 1,000,000 shares of Common Stock. The Non-ISO Plan expired April 20, 1996; however, options previously granted continued to be exercisable for ten (10) years after the date of grant.


                                      (F-8)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 JUNE 30, 2000, JUNE 25, 1999 AND JUNE 26, 1998




NOTE 5 - STOCK OPTIONS AND WARRANTS (Continued)

           The following is a summary of activity and information relating to shares subject to options under the Non-ISO Plan for the years ended:

                                                                       Non-ISO Plan Only
                                                          -----------------------------------------
                                                                      Fiscal year ended
                                                                      -----------------
                                                            June 30,      June 25,        June 26,
                                                              2000           1999           1998
                                                           ----------     ----------     ----------
                Shares under option, beginning of year        -             205,000         205,000

                Options granted                               -              -                 -

                Options cancelled, expired                    -            (205,000)           -
                                                          ----------       --------        --------

                Shares under option, end of year
                  (exercise price $.25 per share)             -              -              205,000
                                                          ==========      =========         =======

                Options exercisable, end of year
                  (exercise price $.25 per share)             -              -              205,000
                                                          ==========      =========         =======

                Shares available for future grant             -              -                 -
                                                          ==========      =========         ========

           Other Stock Purchase Warrants
           Warrants to purchase a total of 588,270 shares of common stock were granted in connection with the Company's initial public offering in 1983. The warrants were exercisable until August 31, 2000 at a price not less than $2.1325 per share (the fair market value per share of common stock on the date the warrants were granted). These warrants have not been exercised and accordingly, expired on August 31, 2000.

NOTE 6 - RELATED PARTY TRANSACTIONS

            The Company's only employees at the present time consist of its officers who will devote as much time to the Company's business as the Company's Board of Directors determines is necessary. These people provide the Company with the use of personnel for administrative services, including secretarial and bookkeeping services, at a minimal cost.

            The Company's principal executive offices, fixtures, furniture and equipment are provided to the Company by its current officers and directors at a minimal cost. The Company believes that the present arrangement is adequate and suitable to meet its needs into the near future.

NOTE 7 - FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

            In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. The Company has not filed any further reports under the Exchange Act since filing the Form 15. The last Annual Report on Form 10-K that was filed was for the fiscal year ended June 29, 1990, and the last Quarterly Report on Form 10-Q that was filed was for the fiscal quarter ended September 28, 1990. However, the warrants the Company issued in its initial public offering in 1983 remained registered as a separate class of securities under the Exchange Act. Consequently, the Company's obligation to file periodic reports under the Exchange Act did not cease with the filing of the Form 15 in 1991. The warrants have since expired on August 31, 2000.


                                      (F-9)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our directors and officers are as set forth in the table below.


Name                       Age         Position
----                       ---         --------
Frederick A. Huttner       55          President and Chairman
Robert H. Donehew          49          Vice President, Treasurer and Director
Anthony Charos             36          Director
John F. McCarthy           54          Director

         Frederick A. Huttner has served as our President and one of our directors since June 2000. Since 1994, Mr. Huttner has served as President and Chief Executive Officer of Huttner and Company, a consulting firm offering business consulting services to entrepreneurial growth companies. As of June 1, 2000, Innovation Growth Partners, LLC acquired the assets of Huttner and Company, at which time Mr. Huttner became a principal and stockholder of Innovation Growth Partners, LLC. Since March 2000, Mr. Huttner has also been a director of Pricing Dynamics.com, Inc., which operates an Internet auction service and several related Internet sites.

        Robert H. Donehew has served as our Vice President and Treasurer and as one of our directors since June 2000. Since February 2000, Mr. Donehew has served as Vice President and Treasurer and as a director of Golf Rounds.com, Inc., a public company that develops sports-oriented web sites, including golfrounds.com and skiingusa.com. Since July 1996, Mr. Donehew has been the Chief Executive Officer of Donehew Capital, LLC, the general partner of Donehew Fund Limited Partnership, a private investment partnership specializing in the securities market. In addition, since July 1997, Mr. Donehew has been the Chief Executive Officer of 3-D Capital, LLC, an investment firm specializing in due-diligence consulting and investments in the securities markets. Since 1983, he has also served as the Vice President/Finance of R.D. Garwood, Inc. and Dogwood Publishing Inc. From 1976 through 1983, Mr. Donehew had his own tax and financial planning practice. Mr. Donehew has been on the Board of Directors of MSDC, a medical software company, since 1986.

       Anthony Charos has served as one of our directors since June 2000 and a member of our audit committee since February 2001. Since March 2000, Mr. Charos has served as a director of Golf Rounds.com, Inc. Since January 2001, Mr. Charos has been an account executive with C.E. Unterberg Towbin. From 1993 through December 2000, Mr. Charos was an account executive with M.H. Meyerson & Co., Inc. and a member of its investment banking team.

       John F. McCarthy has served as one of our directors since June 2000 and a member of our audit committee since February 2001. Since February 2000, Mr. McCarthy has been President and Chairman of Golf Rounds.com, Inc. Since February 1999, Mr. McCarthy has been Chairman of Pricing Dynamics.com, Inc. Since October 1999, Mr. McCarthy has served as Chairman of Ensoport.com, Inc., which is developing a franchised Internet portal system to be deployed in the Pacific Rim area. Mr. McCarthy was a Director and General Counsel of Globalink, Inc. from 1993 until it was acquired by Lernout & Hauspie Speech Products N.V. in October 1998. From October 1998 to January 1999, he was a consultant to Lernout & Hauspie Speech Products N.V. From 1989 to 1993, he was Vice President and General Counsel of Computone Corporation, a manufacturer of computer peripheral devices. From 1985 to 1988, he was a partner in the law firm of Burnham, Connelly, Osterle & Henry and from 1983 to 1985 he was a partner in the law firm of Rose, Schmidt, Chapman, Duff & Hasley. In addition, since 1993, Mr. McCarthy has been a principal in McCarthy, Johnston & Associates.

Board Meetings and Committees

       During the period commencing June 26, 1998 to February 22, 2001, the board of directors took written action on five occasions. All the members of the board of directors attended the meetings. The written actions were by unanimous consent. The board of directors has established an audit committee on February 13, 2001, which met once on February 28, 2001. Directors serve for a term of one year after election or until their earlier resignation or their successor is elected or appointed and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended June 29, 2000, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.


ITEM 10. EXECUTIVE COMPENSATION.

Employment Agreements

         None of our employees are employed by us under written contracts.

Compensation of Officers

         We currently do not pay any salaries to Frederick A. Huttner or Robert
H. Donehew for their services as officers.

Remuneration of the Board of Directors

         Our directors do not receive any cash compensation for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (1) each person known to be the owner of more than 5% of the outstanding shares of common stock, (2) each director and (3) all executive officers and directors as a group. The information is as of February 22, 2001, and it is based on information obtained from each of the below named persons. On February 22, 2001 there were 8,008,229 shares of common stock outstanding.

                                           Number of Shares         Percent of
                                           of Common Stock         Outstanding
Name and Address of Beneficial Owner     Beneficially(1) Owned     Common Stock
------------------------------------     ---------------------     ------------
Frederick A. Huttner                                  75,000            *
Innovation Growth Partners LLC
5847 San Felipe, #4545
Houston, Texas 77057

Robert H. Donehew                                  200,000(2)          2.5%
c/o Donehew Capital, LLC
111 Village Parkway, Building # 2
Marietta, Georgia 30067

Anthony Charos                                     100,000(3)          1.2%
273 Hickory Avenue
Tenafly, New Jersey 07670

John F. McCarthy, III                                 50,000            *
2401 Pennsylvania Avenue, N.W.,
Suite 300
Washington, D.C. 20037

David S. Nagelberg                               1,500,000(4)         18.7%
7012 Rancho La Cima Drive
Rancho Santa Fe, California 92067

Ronald I. Heller                                 1,000,000(5)         12.5%
525 Washington Boulevard
Jersey City, New Jersey 07310

Larry Kupferberg                                   500,000(6)          6.2%
39 West 83rd Street, Apt. #2
New York, New York 10024

Directors and officers as a group
 (4 persons)                                       425,000(7)          5.3%

------------------------------------


  *      Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Includes 200,000 shares of common stock owned by Donehew Fund Limited Partnership, a Wyoming limited partnership, of which Donehew Capital, LLC, a Wyoming limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital, LLC.

(3) Includes 100,000 shares that Mr. Charos owns jointly with his brother, Kevin Charos.

(4) Includes 500,000 shares of common stock held by the Nagelberg Family Trust, a California trust, of which Mr. Nagelberg and his wife are the trustees, and 1,000,000 shares held by Mr. Nagelberg as custodian for his children.

(5) Includes 500,000 shares held by the Ronald I. Heller Revocable Trust dated 12/23/97, of which Mr. Heller is the trustee, and 500,000 shares held by the Joyce L. Heller Revocable Trust dated 12/23/97, of which Mr. Heller's wife is the trustee.

(6) Includes 500,000 shares of common stock held by the Rachel Beth Heller 1997 Trust dated 7/9/97, of which Mr. Kupferberg is the trustee.

(7)     Includes the shares referred to in notes 2 and 3 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 27, 2000, 27 purchasers, including each of our current officers and directors or entities controlled by them, purchased an aggregate of 5,484,999 shares of our outstanding common stock at a price of $.02 per share from two former stockholders, TII Industries, Inc. and TII International, Inc. In connection with the purchase and sale of the shares, our former directors appointed our current directors to succeed them and resigned from the board of directors, effective upon the closing. Our former officers also resigned effective upon the closing of the transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits Filed.

                See Exhibit Index appearing later in this Report.

        (b)     Reports on Form 8-K.

                Current Report on Form 8-K, dated September 12, 2000, and filed with the Securities and Exchange Commission on September 18, 2000 reporting under Item 4 the appointment of the Registrant's Certifying
                Accountants.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 28, 2001          INTERCOM SYSTEMS, INC.
                                   (Registrant)



                                By:   /s/ Frederick A. Huttner
                                   ------------------------------------
                                    Name:    Frederick A. Huttner
                                    Title:   President and Chairman

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.



/s/ Frederick A. Huttner      President and Chairman                     February 28, 2001
------------------------
Frederick A. Huttner

/s/ Robert H. Donehew         Vice President, Treasurer and Director     February 28, 2001
-----------------------       (Principal Accounting and Financial
Robert H. Donehew             Officer)

/s/ Anthony Charos            Director                                   February 28, 2001
-----------------------
Anthony Charos

/s/ John F. McCarthy III      Director                                   February 28, 2001
------------------------
John F. McCarthy III

                                  EXHIBIT INDEX


                                                 Incorporated By
Exhibit                                             Reference             No. in
Number         Description                        from Document          Document             Page
------         -----------                        -------------          --------             ----
3.1            Certificate of Incorporation             A                  3.1                 --
3.2            By-laws                                  A                  3.2                 --
4.1            Form of public warrant                   A                  4.1                 --
99.1           Risk Factors                            --                   --           Filed Herewith

---------------------

A.       Registration Statement on Form S-1, File No. 2-84644.