Form 10QSB
period 1990-12-31
INTERCOM SYSTEMS INC
filed 2001-05-15
CIK 723501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2000
                                     ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________.


                         Commission file number 0-10093

                              Intercom Systems, Inc.
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                        11-2599441
   -----------------------                              ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

            111 Village Parkway, Building 2, Marietta, Georgia 30067
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  770-951-0984
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
                             ------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes       No    X
                             -----     ------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 14, 2001, the issuer had 8,008,229 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                        Yes          No    X
                           ------       -----

                             INTERCOM SYSTEMS, INC.

                                  Form 10 - QSB

                For the Quarterly Period Ended September 30, 2000





                                TABLE OF CONTENTS




                                                                       Page No.
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheet                                 1

                  Condensed Statements of Operations                      2

                  Condensed Statements of Cash Flows                      3

                  Notes to Condensed Financial Statements                4 - 5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           6

Part II  Other Information

         Item 6   Exhibits and Reports on Form 8 - K                      7

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             INTERCOM SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)




                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                         $   154,946
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $    33,233
                                                                    -----------


STOCKHOLDERS' EQUITY:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                               -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                               4,000
  Additional capital in excess of par value                           5,200,000
  Accumulated deficit                                                (5,082,287)
                                                                    -----------

  TOTAL STOCKHOLDERS' EQUITY                                            121,713
                                                                   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   154,946
                                                                    ===========







                      The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (1)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)







                                                       Three Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2000            1999
                                                   -----------     -------------
REVENUES:
  Interest                                         $     2,015      $     1,653
                                                   -----------      -----------


EXPENSES:
  Professional fees                                      7,559            3,250
  Management fees and bank charges                       1,575                -
  Stockholder relations                                  1,834              700
  Franchise taxes                                          755            1,135
                                                  ------------     ------------

  TOTAL EXPENSES                                        11,723            5,085
                                                  ------------     ------------

NET LOSS                                           $    (9,708)     $    (3,432)
                                                  ============     ============

BASIC AND DILUTED NET LOSS PER SHARE               $         -      $         -
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                 8,008,229        8,008,229
                                                  ============     ============








                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (2)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS







                                                       Three Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2000            1999
                                                   -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (9,708)    $  (3,432)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase (decrease) in:
      Accounts payable and accrued expenses                (5,269)        2,705
                                                        ---------     ---------

  NET CASH USED BY
    OPERATING ACTIVITIES                                  (14,977)         (727)
                                                        ---------     ---------

NET DECREASE IN
  CASH AND CASH EQUIVALENTS                               (14,977)         (727)

CASH AND CASH EQUIVALENTS - beginning                     169,923       168,469
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS - ending                      $ 154,946     $ 167,742
                                                        =========     =========







                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (3)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited condensed balance sheet of Intercom Systems, Inc. (the "Company") as of September 30, 2000 and the unaudited condensed statements of operations for the three-month periods ended September 30, 2000 and 1999 and the unaudited condensed statements of cash flows for the three-month periods ended September 30, 2000 and 1999 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, as filed with the Securities and Exchange Commission on March 1, 2001.

           The results of operations for the three-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 - CONCENTRATION OF CREDIT RISK

           The financial instruments subject to credit risk are primarily cash and cash equivalents. The Company places temporary cash investments in a money-market fund that invests solely in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. These investments are not insured by the Federal Deposit Insurance Corporation (FDIC) or any other agency and are subject to investment risk, including possible loss of principal. The uninsured cash balance at September 30, 2000 is approximately $130,000.

NOTE 3 - LOSS PER SHARE

           Net loss per common share for each period is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Excluded from the net loss per share calculations for the three-month periods ended September 30, 2000 and 1999 are contingently issuable shares that, if included, would have an antidilutive effect.

NOTE 4 - RELATED PARTY TRANSACTIONS

            Effective July 1, 2000, the Company has incurred management and administrative fees, for services provided by an officer of the Company, in the amount of $500 per month. Amounts payable to this officer as of September 30, 2000 are $1,500 and are included in accounts payable and accrued expenses.




                                       (4)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5 - FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

            In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. On March 1, 2001, the Company filed its Annual Report on Form 10-KSB that included the Company's balance sheet as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. Prior to the March 1, 2001 filing, the last Annual Report on Form 10-K that was filed was for the fiscal year ended June 29, 1990, and the last Quarterly Report on Form 10-Q that was filed was for the fiscal quarter ended September 28, 1990.

            However, the warrants the Company issued in its initial public offering in 1983 remained registered as a separate class of securities under the Exchange Act. Consequently, the Company's obligation to file periodic reports under the Exchange Act did not cease with the filing of the Form 15 in 1991. The warrants expired on August 31, 2000.
























                                       (5)

Item 2. -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
----------------------------------------------------------------------------

           This Form 10-QSB contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Overview

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

Current Business Plan

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

           The Company intends to become current with its filings under the Securities Exchange Act of 1934 and then to become listed on the OTC Bulletin Board (see Note 5 to Condensed Financial Statements).

Results of Operations

Three months ended September 30, 2000 as compared to the three months ended September 30, 1999:

           We have had no significant revenues since 1989 and will not achieve any significant revenues until, at the earliest, the completion of a business combination. For the three months ended September 30, 2000 interest income was $2,015 compared to $1,653 for the comparable period of the prior fiscal year. The increase in interest income was due to higher rates of return on money market funds owned by the Company.

           General, administrative and other expenses were $11,723 for the three months ended September 30, 2000 compared to $5,085 for the three months ended September 30, 1999. The increase in general, administrative and other expenses was due primarily to an increase in legal fees of approximately $3,600, accounting fees of $750, management fees of $1,500 and stockholder relations expenses of $1,100 for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

Liquidity and Capital Resources

At September 30, 2000, cash and cash equivalents were $154,946. Working capital was $121,713. Money market funds of $129,996 bear an interest rate of 5.6%.


                                       (6)

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.































                                       (7)

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERCOM SYSTEMS, INC.

                                            /s/ Robert H. Donehew
Dated: May 14, 2001                By: ___________________________
                                             Robert H. Donehew
                                             Vice President and Treasurer
                                             (Principal Financial and
                                              Accounting Officer)




























                                      (8)