Form 10QSB
period 2000-12-31
INTERCOM SYSTEMS INC
filed 2001-05-15
CIK 723501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 31, 2000
                                     ------------------

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

                             INTERCOM SYSTEMS, INC.

                                  Form 10 - QSB

                For the Quarterly Period Ended December 31, 2000







                                TABLE OF CONTENTS




                                                                        Page No.
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheet                                  1

                  Condensed Statements of Operations                       2

                  Condensed Statements of Cash Flows                       3

                  Notes to Condensed Financial Statements                4 - 5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          6 - 7

Part II  Other Information

         Item 6   Exhibits and Reports on Form 8 - K                       8

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             INTERCOM SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Unaudited)








                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $   141,288
                                                                    ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $    30,530
                                                                    -----------


STOCKHOLDERS' EQUITY:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                               -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                               4,000
  Additional capital in excess of par value                           5,200,000
  Accumulated deficit                                                (5,093,242)
                                                                   ------------

  TOTAL STOCKHOLDERS' EQUITY                                            110,758
                                                                   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   141,288
                                                                    ===========













                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (1)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)











                                                  Six Months Ended                  Three Months Ended
                                              ----------------------------     -----------------------------
                                                       December 31,                       December 31,
                                                 2000              1999             2000             1999
                                              -----------    -------------     -------------     -----------

REVENUES:
  Interest                                    $    3,823       $    3,364       $     1,808      $    1,711
                                              ----------       ----------       -----------      ----------


EXPENSES:
  Professional fees                               16,791            4,500             9,232           1,250
  Management fees and bank charges                 3,150                -             1,575               -
  Stockholder relations                            3,034            1,400             1,200             700
  Franchise taxes                                  1,510            1,890               755             755
                                              ----------      -----------       -----------    ------------

  TOTAL EXPENSES                                  24,485            7,790            12,762           2,705
                                              ----------      -----------       -----------    ------------

NET LOSS                                      $  (20,662)     $    (4,426)      $   (10,954)   $       (994)
                                              ==========      ===========       ===========    ============

BASIC AND DILUTED NET LOSS PER SHARE          $        -      $         -       $         -    $          -
                                              ==========      ===========       ===========    =============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           8,008,229        8,008,229         8,008,229       8,008,229
                                              ==========      ===========       ===========    ============

















                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (2)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS







                                                           Six Months Ended
                                                             December 31,
                                                 ----------------------------
                                                      2000           1999
                                                 --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (20,662)      $  (4,426)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase (decrease) in:
      Accounts payable and accrued expenses           (7,973)          5,010
                                                    ---------       --------

  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                             (28,635)            584
                                                    --------        --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                          (28,635)            584

CASH AND CASH EQUIVALENTS - beginning                169,923         168,469
                                                    --------        --------

CASH AND CASH EQUIVALENTS - ending                 $ 141,288       $ 169,053
                                                    ========        ========


















                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (3)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 -   BASIS OF PRESENTATION

           The accompanying unaudited condensed balance sheet of Intercom Systems, Inc. (the "Company") as of December 31, 2000 and the unaudited condensed statements of operations for the three-month and six-month periods ended December 31, 2000 and 1999 and the unaudited condensed statements of cash flows for the six-month periods ended December 31, 2000 and 1999 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, as filed with the Securities and Exchange Commission on March 1, 2001.

           The results of operations for the three-month and six-month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 -   CONCENTRATION OF CREDIT RISK

           The financial instruments subject to credit risk are primarily cash and cash equivalents. The Company places temporary cash investments in a money-market fund that invests solely in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. These investments are not insured by the Federal Deposit Insurance Corporation (FDIC) or any other agency and are subject to investment risk, including possible loss of principal. The uninsured cash balance at December 31, 2000 is approximately $116,000.

NOTE 3 -   LOSS PER SHARE

           Net loss per common share for each period is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Excluded from the net loss per share calculations for the three-month and six-month periods ended December 31, 2000 and 1999 are contingently issuable shares that, if included, would have an antidilutive effect.

NOTE 4 -   RELATED PARTY TRANSACTIONS

           Effective July 1, 2000, the Company has incurred management and administrative fees, for services provided by an officer of the Company, in the amount of $500 per month. Amounts payable to this officer as of December 31, 2000 are $3,000 and are included in accounts payable and accrued expenses.






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




























                                       (5)

Item 2. -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
-----------------------------------------------------------------------------

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

           The Company intends to become current with its filings under the Securities Exchange Act of 1934 and then to become listed on the OTC Bulletin Board (see Note 5 to the Condensed Financial Statements).

Results of Operations

Three months ended December 31, 2000 as compared to the three months ended December 31, 1999:

           We have had no significant revenues since 1989 and will not achieve any significant revenues until, at the earliest, the completion of a business combination. For the three months ended December 31, 2000 interest income was $1,808 compared to $1,711 for the comparable period of the prior fiscal year. The increase in interest income was due to higher rates of return on money market funds owned by the Company.

           General, administrative and other expenses were $12,762 for the three months ended December 31, 2000 compared to $2,705 for the three months ended December 31, 1999. The increase in general, administrative and other expenses was due primarily to an increase in legal fees of approximately $5,200, accounting fees of $2,750, management fees of $1,500 and stockholder relations expenses of $500 for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999.








                                       (6)

Six months ended December 31, 2000 as compared to the six months ended December 31, 1999:

           For the six months ended December 31, 2000 interest income was $3,823 compared to $3,364 for the comparable period of the prior fiscal year. The increase in interest income was due to higher rates of return on money market funds owned by the Company.

           General, administrative and other expenses were $24,485 for the six months ended December 31, 2000 compared to $7,790 for the six months ended December 31, 1999. The increase in general, administrative and other expenses was due primarily to an increase in legal fees of approximately $8,800, accounting fees of $3,500, management fees of $3,000 and stockholder relations expenses of $1,600 for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999.


Liquidity and Capital Resources

At December 31, 2000, cash and cash equivalents were $141,288. Working capital was $110,758. Money market funds of $116,313 bear an interest rate of 5.6%.

































                                       (7)

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

































                                       (8)

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