Form 10QSB
period 2001-03-31
INTERCOM SYSTEMS INC
filed 2001-05-15
CIK 723501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2001
                                     ------------------

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

                             INTERCOM SYSTEMS, INC.

                                  Form 10 - QSB

                  For the Quarterly Period Ended March 31, 2001







                                TABLE OF CONTENTS




                                                                     Page No.
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheet                               1

                  Condensed Statements of Operations                    2

                  Condensed Statements of Cash Flows                    3

                  Notes to Condensed Financial Statements             4 - 5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       6 - 7

Part II  Other Information

         Item 2.  Changes in Securities and Use of Proceeds             8

         Item 6.  Exhibits and Reports on Form 8 - K                    8

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             INTERCOM SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)








                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $   122,836
  Prepaid franchise taxes                                                   755
                                                                    -----------

TOTAL CURRENT ASSETS                                                $   123,591
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $    32,817
                                                                    -----------


STOCKHOLDERS' EQUITY:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                               -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                               4,000
  Additional capital in excess of par value                           5,200,000
  Accumulated deficit                                                (5,113,226)
                                                                    -----------

  TOTAL STOCKHOLDERS' EQUITY                                             90,774
                                                                    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   123,591
                                                                    ===========












                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (1)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)











                                         Nine Months Ended                  Three Months Ended
                                      --------------------------       ----------------------------
                                               March 31,                            March 31,
                                         2001             2000             2001             2000
                                      -----------     ----------       -------------     ----------

REVENUES:
  Interest                            $    5,142       $    5,100       $     1,319      $    1,736
                                      ----------       ----------       -----------      ----------


EXPENSES:
  Professional fees                       34,299            5,750            17,508           1,250
  Management fees and bank charges         4,725                -             1,575               -
  Stockholder relations                    4,234            2,100             1,200             700
  Franchise taxes                          2,531            2,645             1,021             755
                                      ----------      -----------       -----------   -------------

  TOTAL EXPENSES                          45,789           10,495            21,304           2,705
                                      ----------      -----------       -----------    ------------

NET LOSS                              $  (40,647)     $    (5,395)      $   (19,985)   $       (969)
                                      ==========      ===========       ===========    ============

BASIC AND DILUTED NET LOSS PER SHARE  $        -      $         -       $         -    $          -
                                      ==========      ===========       ===========    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                   8,008,229        8,008,229         8,008,229       8,008,229
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

                                       (2)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS







                                                        Nine Months Ended
                                                             March 31,
                                                   --------------------------
                                                       2001          2000
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (40,647)      $  (5,395)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    (Increase) in prepaid franchise taxes               (755)              -
    Increase (decrease) in accounts payable
       and accrued expenses                           (5,685)          6,515
                                                   ---------       ---------

  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                             (47,087)          1,120
                                                   ---------       ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                          (47,087)          1,120

CASH AND CASH EQUIVALENTS - beginning                169,923         168,469
                                                   ---------       ---------

CASH AND CASH EQUIVALENTS - ending                 $ 122,836       $ 169,589
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

                                       (3)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 -  BASIS OF PRESENTATION

          The accompanying unaudited condensed balance sheet of Intercom Systems, Inc. (the "Company") as of March 31, 2001 and the unaudited condensed statements of operations for the three-month and nine-month periods ended March 31, 2001 and 2000 and the unaudited condensed statements of cash flows for the nine-month periods ended March 31, 2001 and 2000 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, as filed with the Securities and Exchange Commission on March 1, 2001.

          The results of operations for the three-month and nine-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 -  CONCENTRATION OF CREDIT RISK

          The financial instruments subject to credit risk are primarily cash and cash equivalents. The Company places temporary cash investments in a money-market fund that invests solely in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. These investments are not insured by the Federal Deposit Insurance Corporation (FDIC) or any other agency and are subject to investment risk, including possible loss of principal. The uninsured cash balance at March 31, 2001 is approximately $98,000.

NOTE 3 -  LOSS PER SHARE

          Net loss per common share for each period is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Excluded from the net loss per share calculations for the three-month and nine-month periods ended March 31, 2001 and 2000 are contingently issuable shares that, if included, would have an antidilutive effect.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          Effective July 1, 2000, the Company has incurred management and administrative fees, for services provided by an officer of the Company, in the amount of $500 per month. Amounts payable to this officer as of March 31, 2001 are $4,500 and are included in accounts payable and accrued expenses.












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

Results of Operations

Three months ended March 31, 2001 as compared to the three months ended March 31, 2000:

           We have had no significant revenues since 1989 and will not achieve any significant revenues until, at the earliest, the completion of a business combination. For the three months ended March 31, 2001 interest income was $1,319 compared to $1,736 for the comparable period of the prior fiscal year. Interest income declined because the Company had less money invested in money market funds during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

           General, administrative and other expenses were $21,304 for the three months ended March 31, 2001 compared to $2,705 for the three months ended March 31, 2000. The increase in general, administrative and other expenses was due primarily to an increase in accounting fees of approximately $9,400, legal fees of $6,900, management fees of $1,500 and stockholder relations expenses of $500 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.






                                       (6)

Nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000:

           For the nine months ended March 31, 2001 interest income was $5,142 compared to $5,100 for the comparable period of the prior fiscal year. The slight increase in interest income was the net effect of higher rates of return earned on money market funds, offset by a reduction in the amount of money market funds owned by the Company.

           General, administrative and other expenses were $45,789 for the nine months ended March 31, 2001 compared to $10,495 for the nine months ended March 31, 2000. The increase in general, administrative and other expenses was due primarily to an increase in legal fees of approximately $15,600, accounting fees of $12,900, management fees of $4,500 and stockholder relations expenses of $2,100 for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000.


Liquidity and Capital Resources

At March 31, 2001, cash and cash equivalents were $122,836. Working capital was $90,774. Money market funds of $97,861 bear an interest rate of 4.5%.








































                                       (7)

PART II - OTHER INFORMATION
-------   -----------------

Item 2. - Changes in Securities and Use of Proceeds

(c)        Recent Sale of Unregistered Securities

           During the quarter ended March 31, 2001, we made the following sales of unregistered securities.

                                              Consideration received
                                                and description of                      If option, warrant
                                              Underwriting or other                       or convertible
                                               discounts to market     Exemption from    security terms of
                 Title of                        price offered to       registration        exercise or
 Date of Sale     Security      Number Sold         Purchasers             claimed          conversions
 ------------- ---------------- ------------- ----------------------- ------------------ --------------------
   3/15/01       Option to        280,000     No cash consideration         4(2)          Exercisable in
              purchase common                received until exercise                      full upon grant
              stock issued to                                                             for five years
                 directors                                                               from the date of
                                                                                            grant at an
                                                                                         exercise price of
                                                                                          $.02 per share




Item 6. - Exhibits and Reports on Form 8-K


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