Form 10KSB
period 2001-06-29
INTERCOM SYSTEMS INC
filed 2001-10-11
CIK 723501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended   June 29, 2001
                          -----------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number   000-12854
                       ------------

                             Intercom Systems, Inc.
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                     11-2599441
--------------------------------                    ------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

111 Village Parkway, Building #2, Marietta, Georgia       30067
---------------------------------------------------    ------------
(Address of Principal Executive Offices)                (Zip Code)

Issuer's Telephone Number, Including Area Code:   (770) 951-0984
                                                 ----------------

Securities registered under Section 12(b) of the Exchange Act:

  Title of Each Class                Name of Each Exchange on Which Registered
  None                               None

Securities registered under Section 12(g) of the Exchange Act:

 Title of Class
 Common Stock, par value $0.0005 per share

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No  X
   -----      ----

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:   $6,004.00

         The aggregate market value of the common stock held by non-affiliates of the issuer is not available because there is no trading market for issuer's Common Stock.

         At October 9, 2001, 8,008,229 shares of issuer's Common Stock were outstanding.

         Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                      ----  ---

         Documents incorporated by reference:   None

                             INTERCOM SYSTEMS, INC.

                         2001 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

SECTION                                                                PAGE NO.
-------                                                                -------

PART I   ...................................................................3
         ITEM 1.    DESCRIPTION OF BUSINESS.................................3
         ITEM 2.    DESCRIPTION OF PROPERTIES...............................6
         ITEM 3.    LEGAL PROCEEDINGS.......................................6
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....6

PART II  ...................................................................6
         ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS.................................................6
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.....................7
         ITEM 7.    FINANCIAL STATEMENTS....................................9
         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.....................9

PART III ..................................................................10
         ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....10
         ITEM 10.   EXECUTIVE COMPENSATION.................................11
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT.........................................11
         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........13
         ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.......................13

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

         As of June 29, 2001, the Company had $86,513 in cash and cash equivalents, no other assets and $10,544 of current liabilities.

Current Business Plan

         Our current business plan is primarily to serve as a vehicle for the acquisition of a target business that we believe will have significant growth potential. We intend to use our available cash, capital stock, debt or a combination of these to effect a business combination. We have become current with our filings under the Securities Exchange Act of 1934 and we intend to become listed on the OTC Bulletin Board. A business combination may involve the acquisition of, or merger with, a financially stable, mature company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens, including significant professional fees, related to compliance with various federal and state securities laws. In the alternative, a business combination may involve a company that may be financially unstable or in its early stages of development or growth.

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

         If we are able to effect a business combination, we will, in all likelihood, become subject to competition from competitors of the acquired business. In particular, industries which experience rapid growth frequently attract larger numbers of competitors, including competitors with greater financial, marketing, technical and other resources than we have. We cannot ascertain the level of competition we will face if we do effect a business combination and we cannot assure you that we will be able to compete successfully with these competitors.

Employees

         Our only employees at the present time consist of our officers who will devote as much time to our business as our board of directors determines is necessary. R.D. Garwood, Inc. provides us with the use of an administrative assistant, who performs secretarial and bookkeeping services. (See Item 2. Description of Properties.)


ITEM 2.  DESCRIPTION OF PROPERTIES.

         Our principal executive offices are located at 111 Village Parkway, Building #2, Marietta, Georgia. Our office space, fixtures, furniture and equipment, as well as our administrative assistant, is provided to us by R.D. Garwood, Inc. at a cost of $500 per month, on a month-to-month basis. Robert H. Donehew, our treasurer and director, is also chief financial officer of R.D. Garwood, Inc. We believe that our present business property is adequate and suitable to meet our needs until we consummate a business combination.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         There is presently no trading market for our common stock. Of the 8,008,229 shares of common stock outstanding, 2,523,230 can be sold by the holders thereof without registration or other restriction pursuant to

Section 4(1) under the Securities Act of 1933, as amended, as they have been outstanding and held by persons who are not affiliated with us since our initial public offering in 1983. The remaining 5,484,999 shares of common stock can be sold by the holders thereof pursuant to Rule 144 under the Securities Act as they have been outstanding and held by persons who are not affiliated with us since June 2000.

Holders

         As of October 9, 2001, there were 543 holders of record of our common stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         When used in this Report, words or phrases such as "will likely result," "management expects," "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 incorporated by reference into this Report.

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

         The Company is current with its reporting obligations under the Securities Exchange Act of 1934 and intends to become listed on the OTC Bulletin Board, although there are no assurances we will be successful (see Note 8 to the Financial Statements).

Fiscal Year

         The Company's fiscal year ends on the last Friday in June, which results in a fiscal year that is either 52 or 53 weeks long. The accompanying statements of operations, stockholders' equity and cash flows are for the fiscal years ended June 29, 2001, which consisted of 52 weeks, and June 30, 2000, which consisted of 53 weeks.

Financial Condition

         At June 29, 2001, we had total current assets of $86,513, as compared to total current assets of $169,923 at June 30, 2000. We had total current liabilities of $10,544 at June 29, 2001, as compared to total current liabilities of $38,502 at June 30, 2000. At June 29, 2001, our net worth was $75,969, as compared to a net worth of $131,420 at June 30, 2000. The decrease in net worth was the result of the net loss of $55,452 for fiscal 2001.


Liquidity and Capital Resources

         The only asset we possess is cash and cash equivalents in the amount of approximately $86,513 as of June 29, 2001, of which $83,799 was held in a money market fund, bearing interest at 3.41%. This money market fund invests exclusively in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury.

         Over the next 12 months, we plan to continue to utilize these funds to maintain our corporate status and to attempt to seek out a suitable business combination. We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry. As a result of our limited assets and the potential for other presently unforeseen obstacles, we cannot assure you that we will be successful in this effort. We anticipate that our cash reserves will last us approximately two years. We do not have any present commitment that is likely to result in our liquidity increasing or decreasing in any material way, other than the expenses we expect to incur in continuing to file reports with the Securities and Exchange Commission to remain current, for listing our common stock on the OTC Bulletin Board and for seeking a business combination. We know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, any material increase or decrease in our liquidity.

         We have no material commitments for capital expenditures. We know of no material trends, favorable or unfavorable, in our capital resources. We have no outstanding credit lines or credit commitments in place and have no current need for financial credit.


Results of Operations

         We have not had any material operations since 1989. We only had interest revenues of $6,004 and $7,032 for the fiscal years ended June 29, 2001 and June 30, 2000, respectively.

         General, administrative and other expenses, including accounting, legal, corporate transfer agent, management and administrative fees, franchise taxes and bank service charges, were $61,456 for the fiscal year ended June 29, 2001, as compared to $29,080 for the fiscal year ended June 30, 2000. The increase in general, administrative and other expenses was due primarily to an increase in accounting fees of approximately $15,650, legal fees of $7,650, management fees of $6,000 and stockholder relations expenses of $2,700 for the fiscal year ended June 29, 2001 as compared to the fiscal year ended June 30, 2000.

ITEM 7.  FINANCIAL STATEMENTS.

         Index to Financial Statements:                                    Page
                                                                           ----

         Independent Auditors' Report of Bederson & Company LLP............F-1

         Balance Sheet as of June 29, 2001.................................F-2

         Statements of Operations for the fiscal years ended
                  June 29, 2001 and June 30, 2000..........................F-3

         Statements of Stockholders' Equity for the fiscal years ended
                  June 29, 2001 and June 30, 2000..........................F-4

         Statements of Cash Flows for the fiscal years ended
                  June 29, 2001 and June 30, 2000..........................F-5

         Notes to Financial Statements.............................F-6 to F-10


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Intercom Systems, Inc.


We have audited the accompanying balance sheet of Intercom Systems, Inc., as of June 29, 2001 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 29, 2001 and June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intercom Systems, Inc. as of June 29, 2001 and the results of its operations and cash flows for the fiscal years ended June 29, 2001 and June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                           /s/ Bederson & Company LLP

                                           BEDERSON & COMPANY LLP





West Orange, New Jersey
September 21, 2001








                                      (F-1)

                             INTERCOM SYSTEMS, INC.
                                  BALANCE SHEET
                                  JUNE 29, 2001


                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $    86,513
                                                                   ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $    10,544
                                                                   -----------


STOCKHOLDERS' EQUITY:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                          -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                              4,000
  Additional capital in excess of par value                          5,200,000
  Accumulated deficit                                               (5,128,031)
                                                                  ------------

  TOTAL STOCKHOLDERS' EQUITY                                            75,969
                                                                  ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $     86,513
                                                                  ============










                          The accompanying notes are an
                  integral part of these financial statements.

                                      (F-2)

                             INTERCOM SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
               FISCAL YEARS ENDED JUNE 29, 2001 AND JUNE 30, 2000



                                                                 2001             2000
                                                             ------------     ------------
REVENUES:
  Interest                                                  $      6,004      $     7,032
                                                            ------------      -----------


EXPENSES:
  Professional fees                                               45,776           22,482
  Management and administrative fees                               6,000             -
  Corporate transfer agent fees and bank charges                   5,929            3,198
  Franchise taxes                                                  3,751            3,400
                                                           -------------      -----------

  TOTAL EXPENSES                                                  61,456           29,080
                                                            ------------      -----------

NET LOSS                                                    $    (55,452)     $   (22,048)
                                                            ============      ===========

BASIC AND DILUTED NET LOSS PER SHARE                        $     -           $      -
                                                            ============      ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                           8,008,229        8,008,229
                                                            ============      ===========












                          The accompanying notes are an
                  integral part of these financial statements.

                                      (F-3)

                             INTERCOM SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FISCAL YEARS ENDED JUNE 29, 2001 AND JUNE 30, 2000



                                                                        Additional
                                      Common Stock                      Capital in                             Total
                            --------------------------------            Excess of        Accumulated        Stockholders'
                               Shares           Par Value               Par Value          Deficit            Equity
                            ------------        ---------             -------------     ------------       -------------
BALANCE - June 25, 1999      8,008,229            $ 4,000               $5,200,000        $(5,050,531)        $153,469

  Net loss                      -                    -                      -                 (22,048)         (22,048)
                            ----------            -------               ----------         ----------        ---------

BALANCE - June 30, 2000      8,008,229              4,000                5,200,000         (5,072,579)         131,421

  Net loss                      -                    -                      -                 (55,452)         (55,452)
                            ----------            -------               ----------         ----------        ---------

BALANCE - June 29, 2001      8,008,229           $  4,000               $5,200,000        $(5,128,031)        $ 75,969
                             =========           ========               ==========        ===========         ========






                          The accompanying notes are an
                  integral part of these financial statements.

                                      (F-4)

                             INTERCOM SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
               FISCAL YEARS ENDED JUNE 29, 2001 AND JUNE 30, 2000









                                                  2001             2000
                                               -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $ (55,452)      $ (22,048)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase (decrease) in:
      Accounts payable and accrued expenses       (27,958)         23,502
                                                ---------       ---------

  NET CASH PROVIDED BY (USED BY)
    OPERATING ACTIVITIES                          (83,410)          1,454
                                                ---------      ----------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                       (83,410)          1,454

CASH AND CASH EQUIVALENTS - beginning             169,923         168,469
                                                 --------       ---------

CASH AND CASH EQUIVALENTS - ending               $ 86,513        $169,923
                                                 ========        ========
















                          The accompanying notes are an
                  integral part of these financial statements.

                                      (F-5)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 29, 2001 AND JUNE 30, 2000





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

         The Company's current business plan is primarily to serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use the Company's available cash, capital stock, debt or a combination of these to effect a business combination. The Company is current with its reporting obligations under the Securities Exchange Act of 1934 and intends to become listed on the OTC Bulletin Board (see Note 8). The Company is authorized to conduct business in New York and Georgia.

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

         Fiscal Year
         The Company's fiscal year ends on the last Friday in June, which results in a fiscal year that is either 52 or 53 weeks long. The accompanying statements of operations, stockholders' equity and cash flows are for the fiscal years ended June 29, 2001, which consisted of 52 weeks, and June 30, 2000, which consisted of 53 weeks.

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





                                      (F-6)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 29, 2001 AND JUNE 30, 2000





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

         Fair Value of Financial Instruments
         The carrying value of cash and accounts payable approximates fair value due to the short maturity of these instruments.

NOTE 3 - CONCENTRATIONS OF CREDIT RISK

         The financial instruments subject to credit risk are primarily cash and cash equivalents. The Company places temporary cash investments in a money-market fund that invests solely in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. These investments are not insured by the Federal Deposit Insurance Corporation (FDIC) or any other agency and are subject to investment risk, including possible loss of principal. The uninsured balance included in cash equivalents at June 29, 2001 was $83,799.








                                     (F-7)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 29, 2001 AND JUNE 30, 2000





NOTE 4 - INCOME TAXES

         The Company had net operating loss carryforwards (NOLs) at June 29, 2001 of approximately $1,773,000 for Federal, $1,717,000 for New Jersey State and $61,500 for Georgia State income tax reporting purposes. These losses create a deferred tax asset at June 29, 2001. The Company has recorded a 100% valuation allowance against deferred tax assets. Current Federal and state income tax benefits of approximately $18,000 and $7,000 for the fiscal years ended June 29, 2001 and June 30, 2000, respectively, are fully reserved due to the uncertainty of their ultimate realization.

         The tax effects of significant items composing the Company's net deferred tax asset, as of June 29, 2001, are as follows:

                  Deferred tax asset:
                    Federal NOLs                          $ 496,000
                    New York State NOLs                     129,000
                    Georgia State NOLs                        3,000
                                                          ---------
                                                            628,000
                  Valuation allowance                      (628,000)
                                                          ---------
                  Net deferred tax asset                  $   -
                                                          =========

         The valuation allowance declined by approximately $578,000 during fiscal 2001 principally due to the expiration of Federal and state NOLs. Federal and state NOLs expire fifteen years after the year in which the losses were incurred for all losses incurred before fiscal 1998, and twenty years after for all losses incurred after fiscal 1997. In addition, the Internal Revenue Code contains provisions that may limit the net operating loss carryforward, which is available for use in any given year, based on significant changes in ownership interest of the Company.

            The following table summarizes the anticipated expiration of unused Federal NOLs:

                  Fiscal                                  Approximate
                   Year                                   NOLs Expiring
                  ------                                 --------------

                   2004                                    $1,107,000
                   2005                                       517,000
                   2006                                        38,000
                   2007                                         2,000
                   2009                                         1,000
                   2010                                         4,000
                   2019                                        12,000
                   2020                                        36,000
                   2021                                        56,000
                                                           ----------

                                                           $1,773,000
                                                           ==========
         The Company had Investment Tax Credit carryforwards of approximately $2,500 and Research and Development Tax Credit carryforwards of approximately $27,000 as of June 30, 2000 that fully expired during fiscal 2001.




                                      (F-8)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 29, 2001 AND JUNE 30, 2000





NOTE 5 - STOCK OPTIONS

         On March 15, 2001, the Board of Directors granted an option to purchase 70,000 shares of the Company's common stock at a price of $.02 to each of the Company's four (4) directors. The exercise price of these options (Director Options) was equal to or exceeded the fair market value of the underlying shares of common stock as of the grant date.

         The fair value of the Director Options is estimated to be $2,800 ($.01 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 5% and an expected holding period of five (5) years.

         Financial reporting of the options issued to directors has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Had the Company accounted for these options in accordance with FAS 123 there would have been an immaterial difference in compensation expense; therefore, the pro forma financial disclosure of the amortization of the fair value of the options over a two (2) year period has been omitted.

         A summary of the Company's stock option plan activity is as follows:


                                                                Weighted Average
                                                   Number of     Exercise Price
                                                     Shares         per Share
                                                   ---------    ---------------


            Options outstanding - June 30, 2000        -             $  -

            Director Options granted                280,000           .02
                                                    -------         -----

            Options outstanding - June 29, 2001     280,000          $.02
                                                    =======          ====

         No options were exercised during the fiscal years ended June 29, 2001 and June 30, 2000. All options expire five (5) years after date of grant.

         The following is a summary of activity and information relating to shares subject to options for the years ended:

                                                          Fiscal year ended
                                                      -------------------------
                                                        June 29,       June 30,
                                                          2001           2000
                                                       ----------      --------

            Shares under option, beginning of year          -             -

            Options granted                              280,000          -

            Options exercised, forfeited or expired         -             -
                                                         -------      --------

            Shares under option, end of year
              (exercise price $.02 per share)            280,000          -
                                                         =======      ========

            Options exercisable, end of year
              (exercise price $.02 per share)            280,000          -
                                                         =======      ========

                                      (F-9)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 29, 2001 AND JUNE 30, 2000





NOTE 6 - WARRANTS

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

NOTE 7 - RELATED PARTY TRANSACTIONS

         The Company's only employees at the present time consist of its officers who will devote as much time to the Company's business as the Company's Board of Directors determines is necessary. Effective July 1, 2000, the Company has incurred management and administrative fees in the amount of $500 per month under an office-sharing agreement that provides administrative and bookkeeping assistance, and for the use of offices, fixtures, furniture and equipment. These fees are paid to a corporation whose chief financial officer is a director and the treasurer of the Company. Management and administrative fees were $6,000 and $-0- for the fiscal years ended June 29, 2001 and June 30, 2000. The Company believes that the present month-to-month arrangement is adequate and suitable to meet its needs into the near future.


NOTE 8 - FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

         In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. From January 1991 until March 2001, the Company did not file any further reports under the Securities Exchange Act of 1934. On March 1, 2001, the Company filed its Annual Report on Form 10-KSB that included the Company's balance sheet as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. The Company filed Quarterly Reports on Forms 10-QSB for each quarter during fiscal 2001. The Company is current with its reporting obligations under the Securities Exchange Act of 1934 and intends to become listed on the OTC Bulletin Board.

         The warrants the Company issued in its initial public offering in 1983 remained registered as a separate class of securities under the Exchange Act. Consequently, the Company's obligation to file periodic reports under the Exchange Act did not cease with the filing of the Form 15 in 1991. The warrants expired on August 31, 2000.









                                   (F-10)

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our directors and officers are as set forth in the table below.


Name                          Age         Position
----                          ---         --------
Frederick A. Huttner          56          President and Chairman
Robert H. Donehew             49          Vice President, Treasurer and Director
Anthony Charos                37          Director
John F. McCarthy              55          Director

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

         Robert H. Donehew has served as our vice president and treasurer and as one of our directors since June 2000. Since February 2000, Mr. Donehew has served as vice president and treasurer and as a director of Golf Rounds.com, Inc., a public company whose business plan is also to serve as a vehicle for the acquisition of a target business. He also served as a director of Ensoport.com, Inc. since October 1999. Since July 1996, Mr. Donehew has been the chief executive officer of Donehew Capital, LLC, the general partner of Donehew Fund Limited Partnership, a private investment partnership specializing in the securities market. In addition, since July 1997, Mr. Donehew has been the chief executive officer of 3-D Capital, LLC, an investment firm specializing in due-diligence consulting and investments in the securities markets. Since 1983, he has also served as chief financial officer of R.D. Garwood, Inc. and Dogwood Publishing Inc. From 1976 through 1983, Mr. Donehew had his own tax and financial planning practice. Mr. Donehew has been on the board of directors of MSDC, a medical software company, since 1986.

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

Board Meetings and Committees

         During the fiscal year ended June 29, 2001, the board of directors took action by unanimous written consent on two occasions. The board of directors established an audit committee on February 13, 2001 which met twice during the fiscal year ended June 29, 2001. Directors serve for a term of one year after election or until their earlier resignation or their successor is elected or appointed and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended June 29, 2001, all of our officers, directors and ten- percent stockholders complied with the Section 16(a) reporting requirements.


ITEM 10. EXECUTIVE COMPENSATION.

Employment Agreements

         None of our employees are employed by us under written contracts.

Compensation of Officers

         We currently do not pay any salaries to Frederick A. Huttner or Robert
H. Donehew for their services as officers. R.D. Garwood, Inc. provides us with the use of office space, fixtures, furniture and equipment, as well as our administrative assistant, at a cost of $500 per month. Robert H. Donehew, our treasurer and director, is also chief financial officer of R.D. Garwood, Inc.

Remuneration of the Board of Directors

         Our directors do not receive any cash compensation for their services. However, on March 15, 2001, we granted each of our directors an immediately exercisable, five-year option to purchase 70,000 shares of common stock at an exercise price of $0.02 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (1) each person known to be the owner of more than 5% of the outstanding shares of common stock, (2) each director and (3) all executive officers and directors as a group. The information is as of June 29, 2001, and it is based on information obtained from each of the below named persons. On June 29, 2001 there were 8,008,229 shares of common stock outstanding.

                                            Number of Shares      Percent of
                                            of Common Stock       Outstanding
Name and Address of Beneficial Owner        Beneficially(1) Owned Common Stock
------------------------------------        --------------------- ------------
Frederick A. Huttner                             145,000(2)          1.8%
Innovation Growth Partners LLC
5847 San Felipe, #4545
Houston, Texas 77057

Robert H. Donehew                                270,000(3)          3.3%
c/o Donehew Capital, LLC
111 Village Parkway, Building # 2
Marietta, Georgia 30067

Anthony Charos                                   170,000(4)          2.1%
273 Hickory Avenue
Tenafly, New Jersey 07670

John F. McCarthy, III                            120,000(5)          1.5%
2401 Pennsylvania Avenue, N.W.,
Suite 300
Washington, D.C. 20037

David S. Nagelberg                             1,500,000(6)         18.7%
7012 Rancho La Cima Drive
Rancho Santa Fe, California 92067

Ronald I. Heller                               1,000,000(7)         12.5%
525 Washington Boulevard
Jersey City, New Jersey 07310

Larry Kupferberg                                 500,000(8)          6.2%
39 West 83rd Street, Apt. #2
New York, New York 10024

Directors and officers as a group (4 persons)    705,000(9)          8.5%

------------------------------------


(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Includes 70,000 shares of common stock issuable upon presently exercisable options held by Mr. Huttner.

(3) Includes 200,000 shares of common stock owned by Donehew Fund Limited Partnership, a Wyoming limited partnership, of which Donehew Capital, LLC, a Wyoming limited liability company, is the general partner; Mr. Donehew is the manager of Donehew Capital, LLC. Also includes 70,000 shares of common stock issuable upon presently exercisable options held by Mr. Donehew.

(4) Includes 100,000 shares of common stock that Mr. Charos owns jointly with his brother, Kevin Charos, and 70,000 shares of common stock issuable upon presently exercisable options held by Mr. Charos.

(5) Includes 70,000 shares of common stock issuable upon presently exercisable options held by Mr. McCarthy.

(6) Includes 500,000 shares of common stock held by the Nagelberg Family Trust, a California trust, of which Mr. Nagelberg and his wife are the trustees, and 1,000,000 shares held by Mr. Nagelberg as custodian for his children.

(7) Includes 500,000 shares held by the Ronald I. Heller Revocable Trust dated 12/23/97, of which Mr. Heller is the trustee, and 500,000 shares held by the Joyce L. Heller Revocable Trust dated 12/23/97, of which Mr. Heller's wife is the trustee.

(8) Includes 500,000 shares of common stock held by the Rachel Beth Heller 1997 Trust dated 7/9/97, of which Mr. Kupferberg is the trustee.

(9)      Includes the shares referred to in notes 2, 3, 4 and 5 above.


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

          (b)       Reports on Form 8-K.

                    None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 9, 2001                 INTERCOM SYSTEMS, INC.
                                       (Registrant)



                                    By: /s/ Frederick A. Hutner
                                       --------------------------------------
                                        Name:    Frederick A. Huttner
                                        Title:   President and Chairman

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.



/s/ Frederick A. Huttner
--------------------------    President and Chairman            October 9, 2001
Frederick A. Huttner

/s/ Robert H. Donehew         Vice President, Treasurer and     October 9, 2001
-------------------------     Director (Principal Accounting
Robert H. Donehew             and Financial Officer)

/s/ Anthony Charos
-------------------------     Director                          October 9 2001
Anthony Charos

/s/ John F. McCarthy III
-------------------------     Director                          October 9, 2001
John F. McCarthy III

                                                   EXHIBIT INDEX



                                                               Incorporated By
Exhibit                                                           Reference             No. in
Number         Description                                      from Document          Document             Page
------         -----------                                      -------------          --------             ----
3.1            Certificate of Incorporation                           A                  3.1                  -
3.2            By-laws                                                A                  3.2                  -
4.1            Form of public warrant                                 A                  4.1                  -
10.1           Form of Stock Option Agreement,                        -                   -            Filed Herewith
               dated as of March 15, 2001, between
               the Registrant and certain directors
10.1.1         Schedule of Stock Option                               -                   -            Filed Herewith
               Agreements in the form of Exhibit
               10.1, including material detail in which
               such documents differ from Exhibit
               10.1
99.1           Risk Factors                                           B                  99.1                 -


---------------------

A.       Registration Statement on Form S-1, File No. 2-84644.

B.       Annual Report on Form 10-KSB for the fiscal year ending June 30, 2000.