Form 10QSB
period 2001-09-30
INTERCOM SYSTEMS INC
filed 2001-11-14
CIK 723501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2001
                                     ------------------

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
                          Yes  X    No
                             -----     ------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 12, 2001, the issuer had 8,008,229 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                        Yes          No    X
                           ------      -----

                             INTERCOM SYSTEMS, INC.

                                  Form 10 - QSB

                For the Quarterly Period Ended September 30, 2001







                                TABLE OF CONTENTS




                                                                     Page No.
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheet                               1

                  Condensed Statements of Operations                    2

                  Condensed Statements of Cash Flows                    3

                  Notes to Condensed Financial Statements              4 - 5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         6

Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8 - K                    7

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             INTERCOM SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)








                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $    85,648
                                                                 ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $    23,863
                                                                 -----------


STOCKHOLDERS' EQUITY:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                            -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                            4,000
  Additional capital in excess of par value                        5,200,000
  Accumulated deficit                                             (5,142,215)
                                                                 -----------

  TOTAL STOCKHOLDERS' EQUITY                                          61,785
                                                                 -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    85,648
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

                                       (1)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                                  Three Months Ended
                                          -------------------------------------
                                            September 30,         September 30,
                                                 2001                 2000
                                          ----------------     ----------------
REVENUES:
  Interest                                  $       505            $    2,015
                                            -----------            ----------


EXPENSES:
  Professional fees                              10,969                 7,559
  Management and administrative fees              1,575                 1,575
  Corporate transfer agent fees                   1,200                 1,834
  Franchise taxes                                   945                   755
                                            -----------            ----------

  TOTAL EXPENSES                                 14,689                11,723
                                            -----------            ----------

NET LOSS                                    $   (14,184)           $   (9,708)
                                            ===========            ==========

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                          $      -               $     -
                                            ===========            ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                          8,008,229             8,008,229
                                            ===========            ==========













                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (2)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)








                                                       Three Months Ended
                                               -------------------------------
                                                 September 30,    September 30,
                                                      2001            2000
                                               ----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $   (14,184)       $  (9,708)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase (decrease) in:
      Accounts payable and accrued expenses           13,319           (5,269)
                                                  ----------        ---------

  NET CASH USED BY
    OPERATING ACTIVITIES                                (865)         (14,977)
                                                  ----------        ---------

NET DECREASE IN
  CASH AND CASH EQUIVALENTS                             (865)         (14,977)

CASH AND CASH EQUIVALENTS - beginning                 86,513          169,923
                                                  ----------        ---------

CASH AND CASH EQUIVALENTS - ending                $   85,648        $ 154,946
                                                  ==========         ========













                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (3)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 -  BASIS OF PRESENTATION

          The accompanying unaudited condensed balance sheet of Intercom Systems, Inc. (the "Company") as of September 30, 2001 and the unaudited condensed statements of operations for the three-month periods ended September 30, 2001 and 2000 and the unaudited condensed statements of cash flows for the three-month periods ended September 30, 2001 and 2000 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 29, 2001, as filed with the Securities and Exchange Commission on October 11, 2001.

          The results of operations for the three-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 -  CONCENTRATION OF CREDIT RISK

          The financial instruments subject to credit risk are primarily cash and cash equivalents. The Company places temporary cash investments in a money-market fund that invests solely in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. These investments are not insured by the Federal Deposit Insurance Corporation (FDIC) or any other agency and are subject to investment risk, including possible loss of principal. The uninsured cash balance at September 30, 2001 is approximately $61,000.

NOTE 3 -  LOSS PER SHARE

          Net loss per common share for each period is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Excluded from the net loss per share calculations for the three-month periods ended September 30, 2001 and 2000 are contingently issuable shares that, if included, would have an antidilutive effect.

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











                                       (4)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5 -  FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

          In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. From January 1991 until March 2001, the Company did not file any further reports under the Securities Exchange Act of 1934. On March 1, 2001, the Company filed its Annual Report on Form 10-KSB that included the Company's balance sheet as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. The Company filed Quarterly Reports on Forms 10-QSB for each quarter during fiscal 2001 and an Annual Report on Form 10-KSB for the year ended June 29, 2001. The Company is current with its reporting obligations under the Securities Exchange Act of 1934 and intends to become listed on the OTC Bulletin Board, although there is no assurance that it will be successful in the long run.































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

           The Company is current with its reporting obligations under the Securities Exchange Act of 1934 and intends to become listed on the OTC Bulletin Board, although there is no assurance that we will be successful in doing so (see Note 5 to the Condensed Financial Statements).

Results of Operations

Three months ended September 30, 2001 as compared to the three months ended September 30, 2000:

           We have had no significant revenues since 1989 and will not achieve any significant revenues until, at the earliest, the completion of a business combination. For the three months ended September 30, 2001 interest income was $505 compared to $2,015 for the comparable period of the prior fiscal year. Interest income declined because the Company had less money invested in money market funds during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

           General, administrative and other expenses were $14,689 for the three months ended September 30, 2001 compared to $11,723 for the three months ended September 30, 2000. The increase in general, administrative and other expenses was due primarily to approximate increases in accounting fees of $2,300, legal fees of $1,100, and franchise taxes of $200, offset by an approximate reduction in stockholder relations expenses of $200 for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Liquidity and Capital Resources

At September 30, 2001, cash and cash equivalents were $85,648. Working capital was $61,785. Money market funds of $60,773 bear an interest rate of 2.66%.

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


                                            INTERCOM SYSTEMS, INC.

                                               /s/ Robert H. Donehew
Dated: November 12, 2001                    By: ___________________________
                                               Robert H. Donehew
                                               Vice President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)





































                                      (8)