Form 10QSB
period 2001-12-31
INTERCOM SYSTEMS INC
filed 2002-02-14
CIK 723501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 31, 2001
                                     ------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 15, 2002, the issuer had 8,008,229 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                           Yes              No    X
                                ------         -----

                             INTERCOM SYSTEMS, INC.

                                  Form 10 - QSB

                For the Quarterly Period Ended December 31, 2001


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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             INTERCOM SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (Unaudited)








                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                 $    61,844
                                                            ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    19,505
                                                            -----------


STOCKHOLDERS' EQUITY:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                      -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                        4,000
  Additional capital in excess of par value                    5,200,000
  Accumulated deficit                                         (5,161,661)
                                                            ------------

  TOTAL STOCKHOLDERS' EQUITY                                      42,339
                                                            ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     61,844
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

                                       (1)


                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Six Months Ended                  Three Months Ended
                                                       ---------------------------------------------------------------- -
                                                                    December 31,                       December 31,
                                                        ----------------------------------  -------------------------------

                                                              2001              2000             2001             2000
                                                        --------------    --------------   --------------     -----------

REVENUES:
  Interest                                                $       733       $    3,823        $      229      $    1,808
                                                          -----------       ----------        ----------      ----------


EXPENSES:
  Professional fees                                            25,954           16,791            14,984           9,232
  Management fees and contract labor                            4,495            3,150             2,725           1,575
  Stockholder relations                                         2,415            3,034             1,215           1,200
  Franchise taxes                                               1,500            1,510               750             755
                                                          -----------      -----------      ------------   -------------

  TOTAL EXPENSES                                               34,364           24,485            19,674          12,762
                                                          -----------     ------------       -----------    ------------

NET LOSS                                                   $  (33,631)      $  (20,662)       $  (19,445)     $  (10,954)
                                                           ==========       ==========        ==========      ==========

BASIC AND DILUTED NET LOSS PER SHARE                       $        -       $       -         $        -       $        -
                                                           ==========       ==========        ==========       ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                        8,008,229        8,008,229         8,008,229       8,008,229
                                                           ==========        =========        ==========       =========




















                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (2)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Six Months Ended
                                                          December 31,
                                            ------------------------------------
                                                   2001                 2000
                                            ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $ (33,631)          $   (20,662)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase in:
      Accounts payable and accrued expenses        (8,961)             (  7,973)
                                               -----------          -----------

  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                          (24,670)              (28,635)
                                               ----------            ----------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                       (24,670)              (28,635)

CASH AND CASH EQUIVALENTS - beginning              86,513               169,923
                                               ----------             ---------

CASH AND CASH EQUIVALENTS - ending              $  61,843              $169,053
                                                =========              ========






















                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (3)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited condensed balance sheet of Intercom Systems, Inc. (the "Company") as of December 31, 2001 and the unaudited condensed statements of operations for the three-month and six-month periods ended December 31, 2001 and 2000 and the unaudited condensed statements of cash flows for the six-month periods ended December 31, 2001 and 2000 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 29, 2001, as filed with the Securities and Exchange Commission on October 11, 2001.

           The results of operations for the three-month and six-month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 - CONCENTRATION OF CREDIT RISK

           The financial instruments subject to credit risk are primarily cash and cash equivalents. The Company places temporary cash investments in a money-market fund that invests solely in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. These investments are not insured by the Federal Deposit Insurance Corporation (FDIC) or any other agency and are subject to investment risk, including possible loss of principal. The uninsured cash balance at December 31, 2001 is approximately $62,000.

NOTE 3 - LOSS PER SHARE

           Net loss per common share for each period is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Excluded from the net loss per share calculations for the three-month and six-month periods ended December 31, 2001 and 2000 are contingently issuable shares that, if included, would have an antidilutive effect.

NOTE 4 - RELATED PARTY TRANSACTIONS

            Effective July 1, 2000, the Company has incurred management and administrative fees in the amount of $500 per month under an office-sharing agreement that provides administrative and bookkeeping assistance, and for the use of offices, fixtures, furniture and equipment. These fees are paid to a corporation whose chief financial officer is a director, vice president and the treasurer of the Company.











                                       (4)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5 - FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

            In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. From January 1991 until March 2001, the Company did not file any further reports under the Securities Exchange Act of 1934. On May 31, 2001, the Company filed a Form 8-A with the Securities and Exchange Commission registering the common stock under the Securities Exchange Act of 1934. On March 1, 2001, the Company filed its Annual Report on Form 10-KSB that included the Company's balance sheet as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. The Company plans to amend the Form 10-KSB, which was originally filed for the period ended June 30, 2000, to include balance sheets as of June 25, 1999 and June 26, 1998 that were omitted when this Form 10-KSB was originally filed.

            The Company filed Quarterly Reports on Forms 10-QSB for each quarter during fiscal 2001 and an Annual Report on Form 10-KSB for the year ended June 29, 2001. The Company has continued to file quarterly reports on Form 10-QSB in a timely manner during fiscal 2002. Management believes, that once the Company files the balance sheets that were omitted from the June 30, 2000 Form 10-KSB, the Company will be current with its reporting obligations under the Securities Exchange Act of 1934. The Company then intends to become listed on the OTC Bulletin Board, although there is no assurance that it will be successful in doing so.
































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

           The Company intends to become current with its reporting obligations under the Securities Exchange Act of 1934 and intends to become listed on the OTC Bulletin Board, although there is no assurance that we will be successful in doing so (see Note 5 to the Condensed Financial Statements).

Results of Operations

Three months ended December 31, 2001 as compared to the three months ended December 31, 2000:

           We have had no significant revenues since 1989 and will not achieve any significant revenues until, at the earliest, the completion of a business combination. For the three months ended December 31, 2001 interest income was $229 compared to $1,808 for the comparable period of the prior fiscal year. Interest income declined because the Company had less money invested in money market funds during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 and interest rates on invested funds declined from approximately 5.6% as of December 31, 2000 to approximately 1.36% as of December 31, 2001.

           General, administrative and other expenses were $19,674 for the three months ended December 31, 2001 compared to $12,762 for the three months ended December 31, 2000. The increase in general, administrative and other expenses was due primarily to approximate increases in legal fees of $3,400, accounting fees of $2,400 and contract labor of $1,100 for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.



                                      (6)

Six months ended December 31, 2001 as compared to the six months ended December 31, 2000:

           For the six months ended December 31, 2001 interest income was $733 compared to $3,823 for the comparable period of the prior fiscal year. Interest income declined because the Company had less money invested in money market funds during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 and interest rates on invested funds declined from approximately 5.6% as of December 31, 2000 to approximately 1.36% as of December 31, 2001.

           General, administrative and other expenses were $34,364 for the six months ended December 31, 2001 compared to $24,485 for the six months ended December 31, 2000. The increase in general, administrative and other expenses was due primarily to an increase in legal fees of approximately $4,500, accounting fees of $4,700 and contract labor of $1,100 for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000.


Liquidity and Capital Resources

                  At December 31, 2001, cash and cash equivalents were $61,844; working capital was $42,339 and money market funds were $41,159, bearing an interest rate of 1.36%.







































                                       (7)

Part II  Other Information

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.














































                                       (8)

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INTERCOM SYSTEMS, INC.


Dated: February 14, 2002                    By: /s/ Robert H. Donehew
                                               --------------------------------
                                               Robert H. Donehew
                                               Vice President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)


                                      (9)