Form 10KSB/A
period 2000-06-30
INTERCOM SYSTEMS INC
filed 2002-04-10
CIK 723501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A

(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended   June 30, 2000
                                     ------------

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------    ----------------
Commission file number   000-12854
                       -------------

                             Intercom Systems, Inc.
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                      11-2599441
-------------------------------------      ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

111 Village Parkway, Building #2, Marietta, Georgia                    30067
----------------------------------------------------                 ----------
(Address of Principal Executive Offices)                             (Zip Code)




         Issuer's Telephone Number, Including Area Code: (770) 951-0984


       Securities registered under Section 12(b) of the Exchange Act: None


       Securities registered under Section 12(g) of the Exchange Act: None





The undersigned registrant hereby amends its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 as set forth in the pages attached hereto:

ITEM 7.           Financial Statements

                             INTERCOM SYSTEMS, INC.

                 JUNE 30, 2000, JUNE 25, 1999 AND JUNE 26, 1998















Index to Financial Statements:                                             Page
                                                                           ----

Independent Auditors' Report of Bederson & Company LLP.....................F-1

Balance Sheets for the fiscal years ended
     June 30, 2000, June 25, 1999 and June 26, 1998........................F-2

Statements of Operations for the fiscal years ended
     June 30, 2000, June 25, 1999 and June 26, 1998........................F-3

Statements of Stockholders' Equity for the fiscal years ended
     June 30, 2000, June 25, 1999 and June 26, 1998........................F-4

Statements of Cash Flows for the fiscal years ended
     June 30, 2000, June 25, 1999 and June 26, 1998........................F-5


Notes to Financial Statements......................................F-6 to F-10





                                       1

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
Intercom Systems, Inc.


We have audited the accompanying balance sheets of Intercom Systems, Inc., as of June 30, 2000, June 25, 1999 and June 26, 1998 and the related statements of operations, stockholders' equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intercom Systems, Inc., as of June 30, 2000, June 25, 1999 and June 26, 1998 and the results of its operations and cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Bederson & Company LLP
                                                   BEDERSON & COMPANY LLP





West Orange, New Jersey January 8, 2001, except for Note 7, which is as of March
20, 2002.

                             INTERCOM SYSTEMS, INC.
                                 BALANCE SHEETS
                 JUNE 30, 2000, JUNE 25, 1999 AND JUNE 26, 1998









                                     ASSETS

                                   June 30,       June 25,        June 26,
                                     2000           1999           1998
                                 ------------   ------------   -------------

CURRENT ASSETS:
  Cash and cash equivalents       $  169,923     $  168,469     $  180,677
                                  ==========     ==========     ==========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses                      $    38,502     $   15,000     $   21,134
                                  -----------     ----------     ----------


STOCKHOLDERS' EQUITY:
  Preferred stock - $100 par
    value per share, 100,000
    shares authorized, none
    outstanding                             -             -               -
  Common stock - $.0005 par
    value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued
    and outstanding                     4,000          4,000          4,000
  Additional capital in excess
    of par value                    5,200,000      5,200,000      5,200,000
  Accumulated deficit              (5,072,579)    (5,050,531)    (5,044,457)
                                   ----------     ----------    -----------

  TOTAL STOCKHOLDERS' EQUITY          131,421        153,469        159,543
                                  -----------    -----------    -----------


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $   169,923     $  168,469     $  180,677
                                  ===========     ==========     ==========










                          The accompanying notes are an
                  integral part of these financial statements.

                             INTERCOM SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS












                                                 Fiscal Years Ended
                                     -------------------------------------------
                                        June 30,       June 25,        June 26,
                                          2000          1999             1998
                                      -----------   ------------     -----------

REVENUES:
  Interest                           $     7,032    $     7,144      $     2,867
                                     -----------    -----------      -----------


EXPENSES:
  Professional fees                       22,482          6,750            5,000
  Corporate transfer agent
    fees and bank charges                  3,198          3,088            2,600
  Franchise taxes                          3,400          3,380            3,244
                                     -----------   ------------      -----------

  TOTAL EXPENSES                          29,080         13,218           10,844
                                     -----------   ------------      -----------

NET LOSS                             $   (22,048)   $    (6,074)     $   (7,977)
                                     ===========    ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE $        -     $       -        $    -
                                     ===========    ============     ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                   8,008,229      8,008,229        8,008,229
                                     ===========     ===========     ===========


















                          The accompanying notes are an
                  integral part of these financial statements.

                             INTERCOM SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        FISCAL YEARS ENDED JUNE 30, 2000, JUNE 25, 1999 AND JUNE 26, 1998




                                                                       Additional Capital                            Total
                                         Common Stock                      in Exchess          Accumulated        Stockholder
                                 Shares               Par Value           of Par Value           Deficit            Equity
                                 ------               ---------     --------------------       -----------        -----------

BALANCE - June 28, 1997             8,008,229            $ 4,000               $5,200,000        $(5,036,480)        $167,520

  Net loss                             -                  -                        -                  (7,977)          (7,977)
                              ---------------         ----------          ---------------      -------------       ----------

BALANCE - June 26, 1998             8,008,229              4,000                5,200,000         (5,044,457)         159,543

  Net loss                             -                  -                        -                  (6,074)          (6,074)
                              ---------------        -----------          ---------------      -------------        ---------

BALANCE - June 25, 1999             8,008,229              4,000                5,200,000         (5,050,531)         153,469

  Net loss                             -                  -                        -                 (22,048)         (22,048)
                              ---------------        -----------          ---------------      -------------        ---------

BALANCE - June 30, 2000             8,008,229           $  4,000               $5,200,000        $(5,072,579)        $131,421
                              ===============        ===========          ===============      ===============       =========












                          The accompanying notes are an
                  integral part of these financial statements.

                             INTERCOM SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS












                                                      Fiscal Years Ended
                                            ------------------------------------
                                              June 30,     June 25,   June 26,
                                                2000        1999        1998
                                            ----------- ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(22,048)   $  (6,074) $  (7,977)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase (decrease) in:
      Accounts payable and accrued expenses     23,502       (6,134)     6,494
                                             ---------    ---------   --------

  NET CASH PROVIDED BY (USED BY)
    OPERATING ACTIVITIES                         1,454      (12,208)    (1,483)
                                            ----------    ---------   --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                      1,454      (12,208)    (1,483)

CASH AND CASH EQUIVALENTS - beginning         168,469      180,677    182,160
                                            ----------    ---------  ---------

CASH AND CASH EQUIVALENTS - ending            $169,923     $168,469   $180,677
                                            ==========     ========   ========



















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

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 JUNE 30, 2000, JUNE 25, 1999 AND JUNE 26, 1998


NOTE 4 - INCOME TAXES (Continued)

           The tax effects of significant items composing the Company's net deferred tax asset, as of June 30, 2000, are as follows:

                  Deferred tax asset:
                    Federal NOLs                                  $    927,891
                    State NOLs                                         248,174
                    ITC                                                  2,506
                    R&DTC                                               27,249
                                                                  -------------
                                                                     1,205,820
                  Valuation allowance                               (1,205,820)
                                                                  -------------
                  Net deferred tax asset                          $         -
                                                                  =============

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

            The following table summarizes the anticipated expiration of unused
NOLs:

                  Fiscal                                     Approximate
                   Year                                      NOLs Expiring
                  ------                                     -------------
                   2001                                       $1,596,000
                   2004                                        1,107,000
                   2005                                          517,000
                   2006                                           37,000
                   2007                                            2,000
                   2009                                            1,000
                   2010                                            4,000
                   2020                                           36,000
                                                             ------------
                                                              $3,300,000

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

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 JUNE 30, 2000, JUNE 25, 1999 AND JUNE 26, 1998



NOTE 5 - STOCK OPTIONS AND WARRANTS (Continued)

           The following is a summary of activity and information relating to shares subject to options under the Non-ISO Plan for the years ended:


                                                                                  Non-ISO Plan Only
                                                                         ----------------------------------------
                                                                                    Fiscal year ended
                                                                                    -----------------
                                                                          June 30,      June 25,        June 26,
                                                                            2000           1999           1998
                                                                         ----------     ----------     ----------

                Shares under option, beginning of year                      -             205,000        205,000

                Options granted                                             -              -               -

                Options cancelled, expired                                  -            (205,000)         -
                                                                         ----------     ----------     ----------

                Shares under option, end of year
                  (exercise price $.25 per share)                           -               -             205,000
                                                                         ==========     ==========     ==========

                Options exercisable, end of year
                  (exercise price $.25 per share)                           -               -            205,000
                                                                         ==========     ==========     ==========

                Shares available for future grant                           -               -              -
                                                                         ==========     ==========     ==========

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

NOTE 7 - FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

            In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. From January 1991 until March 2001, the Company did not file any further reports under the Securities Exchange Act of 1934. On May 31, 2001, the Company filed a Form 8-A with the Securities and Exchange Commission registering the common stock under the Securities Exchange Act of 1934. On March 1, 2001, the Company filed its Annual Report on Form 10-KSB that included the Company's balance sheet as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. The Company is filing an amendment to the Form 10-KSB to also include balance sheets as of June 25, 1999 and June 26, 1998.

            The Company filed Quarterly Reports on Forms 10-QSB for each quarter during fiscal 2001 and an Annual Report on Form 10-KSB for the year ended June 29, 2001. The Company has continued to file quarterly reports on Form 10-QSB in a timely manner during fiscal 2002. Management believes, that once the SEC reviews and accepts the Form 10-KSB/A, the Company will be current with its reporting obligations under the Securities Exchange Act of 1934. The Company then intends to become listed on the OTC Bulletin Board, although there is no assurance that it will be successful in doing so.

                         SIGNATURES


                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      INTERCOM SYSTEMS, INC.
                                      (Registrant)


Dated:   April 9, 2002
                                      By: /s/ Robert H. Donehew
                                      Robert H. Donehew
                                      Vice President and Treasurer
                                      (Principal Financial
                                      and Accounting Officer)