Form 10QSB
period 2002-03-31
INTERCOM SYSTEMS INC
filed 2002-05-13
CIK 723501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2002
                                     ------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 10, 2002, the issuer had 8,008,229 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                          Yes       No  X
                             ------   -----

                             INTERCOM SYSTEMS, INC.

                                  Form 10 - QSB

                  For the Quarterly Period Ended March 31, 2002







                                TABLE OF CONTENTS




                                                                      Page No.
Part I   Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheet as of March 31, 2002           1

                  Condensed Statements of Operations for the nine and
                  three month periods ended March 31, 2002 and 2001      2

                  Condensed Statements of Cash Flows for the
                  nine month periods ended March 31, 2002 and 2001       3

                  Notes to Condensed Financial Statements               4 - 5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         6 - 7


Part II  Other Information

         Item 6.  Exhibits and Reports on Form 8 - K                     8

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                             INTERCOM SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)








                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                      $   52,407
                                                                 ----------

TOTAL CURRENT ASSETS                                             $   52,407
                                                                 ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $   24,746
                                                                 ----------


STOCKHOLDERS' EQUITY:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                        -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                           4,000
  Additional capital in excess of par value                       5,200,000
  Accumulated deficit                                            (5,176,339)
                                                                 ----------

  TOTAL STOCKHOLDERS' EQUITY                                         27,661
                                                                 ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   52,407
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

                                       (1)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                              Nine Months Ended                  Three Months Ended
                                                      -------------------------------------------------------------------
                                                                  March 31,                           March 31,
                                                      -------------------------------------------------------------------

                                                             2002               2001             2002             2001
                                                       ---------------    --------------   --------------     -----------

REVENUES:
  Interest                                                 $       839     $     5,142        $       106     $     1,319
                                                           -----------     -----------        -----------     -----------


EXPENSES:
  Professional fees                                             36,995          34,299             11,042          17,508
  Management fees and bank charges                               6,137           4,725              1,837           1,575
  Stockholder relations                                          3,615           4,234              1,200           1,200
  Franchise taxes                                                2,400           2,531                705           1,021
                                                           -----------     -----------        -----------     -----------

  TOTAL EXPENSES                                                49,147          45,789            14,784           21,304
                                                           -----------     -----------        -----------     -----------

NET LOSS                                                   $   (48,308)    $   (40,647)      $   (14,678)     $   (19,985)
                                                           ===========     ===========       ============     ===========

BASIC AND DILUTED NET LOSS PER SHARE                       $      -        $      -          $      -         $      -
                                                           ===========     ===========       ============     ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                         8,008,229       8,008,229         8,008,229        8,008,229
                                                           ===========     ===========       ============     ===========




                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (2)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                      ---------------------------------------
                                                                             2002                2001
                                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $   (48,308)        $   (40,647)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    (Increase) in prepaid franchise taxes                                          -                (755)
    Increase (decrease) in accounts payable and accrued expenses              14,202              (5,685)
                                                                         -----------         -----------

  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                                                     (34,106)            (47,087)
                                                                         -----------         -----------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                                  (34,106)            (47,087)

CASH AND CASH EQUIVALENTS - beginning                                         86,513             169,923
                                                                         -----------         -----------

CASH AND CASH EQUIVALENTS - ending                                       $    52,407         $   122,836
                                                                         ===========         ===========





                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (3)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited condensed balance sheet of Intercom Systems, Inc. (the "Company") as of March 31, 2002 and the unaudited condensed statements of operations for the three-month and nine-month periods ended March 31, 2002 and 2001 and the unaudited condensed statements of cash flows for the nine-month periods ended March 31, 2002 and 2001 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 29, 2001, as filed with the Securities and Exchange Commission on October 11, 2001.

           The results of operations for the three-month and nine-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 - CONCENTRATION OF CREDIT RISK

           The financial instruments subject to credit risk are primarily cash and cash equivalents. The Company places temporary cash investments in a money-market fund that invests solely in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized by obligations of the U.S. Treasury. These investments are not insured by the Federal Deposit Insurance Corporation (FDIC) or any other agency and are subject to investment risk, including possible loss of principal. The uninsured cash balance at March 31, 2002 is approximately $35,147.

NOTE 3 - LOSS PER SHARE

           Net loss per common share for each period is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Excluded from the net loss per share calculations for the three-month and nine-month periods ended March 31, 2002 and 2001 are contingently issuable shares that, if included, would have an antidilutive effect.

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




                                       (4)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5 - FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

            In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. From January 1991 until March 2001, the Company did not file any further reports under the Securities Exchange Act of 1934. On March 1, 2001, the Company filed its Annual Report on Form 10-KSB that included the Company's balance sheet as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. On May 31,
            2001, the Company filed a Form 8-A with the Securities and Exchange Commission registering the common stock under the Securities Exchange Act of 1934. On April 10, 2002, the Company filed an amendment to the Form 10-KSB to include balance sheets as of June 25, 1999 and June 26, 1998.

            The Company filed Quarterly Reports on Forms 10-QSB for each quarter during fiscal 2001 and an Annual Report on Form 10-KSB for the year ended June 29, 2001. The Company has continued to file quarterly reports on Form 10-QSB in a timely manner during fiscal 2002. Management believes that the Company is current with its reporting obligations under the Securities Exchange Act of 1934. The Company intends to become listed on the OTC Bulletin Board, although there is no assurance that it will be successful in doing so.



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


           In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. From January 1991 until March 2001, the Company did not file any further reports under the Securities Exchange Act of 1934. On March 1, 2001, the Company filed its Annual Report on Form 10-KSB that included the Company's balance sheet as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. On May 31, 2001, the Company filed a Form 8-A with the Securities and Exchange Commission registering the common stock under the Securities Exchange Act of 1934. On April 10, 2002, the Company filed an amendment to the Form 10-KSB to include balance sheets as of June 25, 1999 and June 26, 1998.

            The Company filed Quarterly Reports on Forms 10-QSB for each quarter during fiscal 2001 and an Annual Report on Form 10-KSB for the year ended June 29, 2001. The Company has continued to file quarterly reports on Form 10-QSB in a timely manner during fiscal 2002. Management believes that the Company is current with its reporting obligations under the Securities Exchange Act of 1934. The Company intends to become listed on the OTC Bulletin Board, although there is no assurance that it will be successful in doing so.


                                       (6)

Results of Operations

Three months ended March 31, 2002 as compared to the three months ended March 31, 2001:

           We have had no significant revenues since 1989 and will not achieve any significant revenues until, at the earliest, the completion of a business combination. For the three months ended March 31, 2002 interest income was $106 compared to $1,319 for the comparable period of the prior fiscal year. Interest income declined because the Company had less money invested in money market funds and interest rates were lower during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.


           General, administrative and other expenses were $14,784 for the three months ended March 31, 2002 compared to $21,304 for the three months ended March 31, 2001. The decrease in general, administrative and other expenses was due primarily to a decrease in legal fees of approximately $2,796, and accounting fees of $3,670 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001:

           For the nine months ended March 31, 2002 interest income was $839 compared to $5,142 for the comparable period of the prior fiscal year. Interest income declined because the Company had less money invested in money market funds and interest rates were lower during the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001.

           General, administrative and other expenses were $49,147 for the nine months ended March 31, 2002 compared to $45,789 for the nine months ended March 31, 2001. The increase in general, administrative and other expenses was due primarily to an increase in legal fees of approximately $1,600, accounting fees of $1,030, and management fees of $1,300 for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001.


Liquidity and Capital Resources

           At March 31, 2002, cash and cash equivalents were $52,407. Working capital was $27,661. Money market funds of $35,147 at March 31, 2002, bear interest at the rate of 1.18%. Management believes that the Company's cash is adequate for its current activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.





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


                                            INTERCOM SYSTEMS, INC.
                                            (Registrant)


Dated:   May 13, 2002
                                            By: /s/ Robert H. Donehew
                                                --------------------------------
                                                Robert H. Donehew
                                                Vice President and Treasurer
                                                (Principal Financial
                                                and Accounting Officer)