Form 10KSB
period 2002-06-30
INTERCOM SYSTEMS INC
filed 2002-10-15
CIK 723501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark  One)
[ X ] ANNUAL  REPORT  UNDER  SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended   June 30, 2002
                            -------------

                                       OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from                     to
                               -------------------    ----------------------

Commission file number   000-12854
                       -------------

                             Intercom Systems, Inc.
                ------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                    11-2599441
------------------------------------         -----------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


111 Village Parkway, Building #2, Marietta, Georgia                30067
-------------------------------------------------------    ---------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:   (770) 951-0984
                                                 ----------------

Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
    None                               None

Securities registered under Section 12(g) of the Exchange Act:

    Title of Class
    --------------
    Common Stock, par value $0.0005 per share

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    ------        ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $892

     The aggregate market value of the common stock held by non-affiliates of the issuer is not available because there is no trading market for issuer's Common Stock.

     At October 11, 2002, 8,008,229 shares of issuer's Common Stock were outstanding.

     Transitional Small Business  Disclosure Format (check one)
    Yes            No     X
         -------        ------

     Documents incorporated by reference: None

                             INTERCOM SYSTEMS, INC.

                         2002 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

SECTION                                                                 PAGE NO.
-------                                                                 --------
PART I                                                                       3
  ITEM 1.   DESCRIPTION OF BUSINESS                                          3
  ITEM 2.   DESCRIPTION OF PROPERTIES                                        7
  ITEM 3.   LEGAL PROCEEDINGS                                                7
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              7
PART II                                                                      8
  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         8
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                        8
  ITEM 7.   FINANCIAL STATEMENTS                                            10
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.                                       22
PART III                                                                    22
  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.             22
  ITEM 10.  EXECUTIVE COMPENSATION                                          23
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  23
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  25
  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                25
  ITEM 14.  CONTROLS AND PROCEDURES                                         25

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

     As of June 30, 2002, the Company had $35,741 in cash and cash equivalents, no other assets and $29,114 of liabilities.

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

     Management believes that we will be more attractive to a prospective business partner if our common stock is quoted on the OTC Bulletin Board. Therefore, we have taken steps to become current with our reporting obligations under the Securities Exchange Act of 1934 and we believe that Intercom is now current with such obligations. The process to become listed on the OTC Bulletin Board has been initiated. We hope to become listed on the OTC Bulletin Board sometime in 2002, although there is no assurance that we will be successful in doing so.

Sources of Target Businesses

     We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage such firms in the future, in which event we may pay a finder's fee or other compensation. These fees are customarily between one percent and five percent of the size of the overall transaction, based upon a sliding scale of the amount involved.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

     Our principal executive offices are located at 111 Village Parkway, Building #2, Marietta, Georgia. Our office space, fixtures, furniture and equipment, as well as our administrative assistant, is provided to us by R.D. Garwood, Inc. at a cost of $500 per month, on a month-to-month basis. Robert H. Donehew, our treasurer and director, is also chief financial officer of R.D. Garwood, Inc. We believe that our present space is adequate and suitable to meet our needs until we consummate a business combination.


ITEM 3.  LEGAL PROCEEDINGS.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     Our common stock is currently quoted on the NQB Pink Sheets and, as a result, trading activity, if any, is very limited. Of the 8,008,229 shares of shares of common stock outstanding, we believe that 2,523,230 can be sold by the holders thereof without registration as they have been outstanding and held by persons since our initial public offering in 1983. We believe that the 5,484,999 remaining shares of common stock can be sold by the holders thereof pursuant to Rule 144 under the Securities Act as they have been held since June 2000, when they were acquired from TII; however, we believe that 3,405,000 of these shares of common stock are held by our officers, directors and affiliates.

Holders

     As of October 11, 2002, there were 543 holders of record of our common stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     When used in this Report, words or phrases such as "will likely result," "management expects, "we expect," "will continue," is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination with, competitive factors and other risk factors as set forth in Exhibit 99.1 incorporated by reference into this Report.

     The following discussion should be read in conjunction with the financial statements and related notes included in this Report.

Plan of Operation

     We ceased commercial operations as of October 31, 1989. Since the quarter ended December 29, 1989, there have been no sales. In October 1989, we sold our only operating assets. We have not engaged in any material business activities since.

     Management believes that the Company is current with its reporting obligations under the Securities Exchange Act of 1934. The Company intends to become listed on the OTC Bulletin Board, although there is no assurance that it will be successful in doing so (See Note 8 to the Financial Statements).

     The Company's current business plan is primarily to serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use the Company's available cash, capital stock, debt or a combination of these to effect a business combination (See Note 9 to the Financial Statements). A business combination may involve the acquisition of, or merger with, a financially stable, mature company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens (including significant professional fees) related to compliance with various federal and state securities laws. In the alternative, a business combination may involve a company that may be financially unstable or in its early stages of development or growth.


Fiscal Year

     Previously, the Company's fiscal year ended on the last Friday in June, which resulted in a fiscal year that was either 52 or 53 weeks long. During fiscal 2002, the Company changed its fiscal year-end to June 30th, regardless of whether that date fell on the last Friday in June. The accompanying statements of operations, stockholders' equity and cash flows are for the fiscal years ended June 30, 2002 and June 29, 2001, both of which consisted of 52 weeks.

Financial Condition

     At June 30, 2002, we had total current assets of $35,741 as compared to total current assets of $86,513 at June 29, 2001. We had total current liabilities of $29,114 at June 30, 2002, as compared to total current liabilities of $10,544 at June 29, 2001. At June 30, 2002, our net worth was $6,627, as compared to a net worth of $75,969 at June 29, 2001. The decrease in net worth was the result of the net loss of $69,342 for fiscal 2002.

Liquidity and Capital Resources

     The only asset we possess is cash and cash equivalents in the amount of approximately $35,741 at June 30, 2002, of which $11,267 was held in a money-market fund, bearing interest at 1.08%. This money-market fund invests exclusively in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized obligations of the U.S. Treasury.

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

     As shown in the accompanying financial statements, the Company incurred a net loss of $69,342 during the year ended June 30, 2002, and as of that date, the Company's working capital was insufficient to satisfy projected expenses for the next fiscal year. Those factors, as well as the Company's lack of operating revenue, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce its liabilities and increase its working capital by issuing additional stock or obtaining debt financing. The ability of the Company to continue as a going concern is dependent on the plan's success.

     We anticipate that our cash reserves will last us approximately nine (9) months. We do not have any present commitment that is likely to result in our liquidity increasing or decreasing in any material way, other than the expenses we expect to incur in continuing to file reports with the Securities and Exchange Commission to remain current, for listing our common stock on the OTC Bulletin Board and for seeking a business combination. We know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, any material increase or decrease in our liquidity.

     We have no material commitments for capital expenditures. We know of no material trends, favorable or unfavorable, in our capital resources. We have no outstanding credit lines or credit commitments in place and have no current need for financial credit.

Results of Operations

     We have not had any material operations since 1989. We only had interest revenue of $892 and $6,004 for the fiscal years ended June 30, 2002 and June 29, 2001, respectively. Interest revenue declined due to the consumption of invested funds to pay operating expenses and a reduction of the interest rate yield from 3.41% to 1.08% during the fiscal year ended June 30, 2002.

     General, administrative and other expenses, including accounting, legal, corporate transfer agent, management and administrative fees, franchise taxes and bank service charges, were $70,234 for the fiscal year ended June 30, 2002, as compared to $61,456 for the fiscal year ended June 29, 2001. The increase in general, administrative and other expenses was due primarily to an increase in professional fees of $8,168 and contract labor costs of $1,100.


ITEM 7.  FINANCIAL STATEMENTS.

         Index to Financial Statements:                                     Page
                                                                            ----

         Independent Auditors' Report
            of Bederson & Company LLP........................................F-1

         Balance Sheet as of June 30, 2002...................................F-2

         Statements of Operations for the fiscal years ended
                  June 30, 2002 and June 30, 2001............................F-3

         Statements of Stockholders' Equity for the fiscal years ended
                  June 30, 2002 and June 30, 2001............................F-4

         Statements of Cash Flows for the fiscal years ended
                  June 30, 2002 and June 30, 2001............................F-5

         Notes to Financial Statements...............................F-6 to F-11

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
Intercom Systems, Inc.


We have audited the accompanying balance sheet of Intercom Systems, Inc., as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2002 and June 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intercom Systems, Inc. as of June 30, 2002 and the results of its operations and cash flows for the fiscal years ended June 30, 2002 and June 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has insufficient working capital to satisfy projected expenses for the next fiscal year, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     /s/ Bederson & Company LLP
                                     BEDERSON & COMPANY LLP




West Orange, New Jersey
August 23, 2002

                             INTERCOM SYSTEMS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $    35,741
                                                                    -----------


TOTAL CURRENT ASSETS                                                $    35,741
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $    29,114
                                                                    -----------


  TOTAL CURRENT LIABILITIES                                              29,114
                                                                    -----------


STOCKHOLDERS' EQUITY:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                               -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                               4,000
  Additional capital in excess of par value                           5,200,000
  Accumulated deficit                                                (5,197,373)
                                                                    -----------

  TOTAL STOCKHOLDERS' EQUITY                                              6,627
                                                                    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    35,741
                                                                    ===========



                          The accompanying notes are an
                  integral part of these financial statements.

                             INTERCOM SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS


                                                          Fiscal Years Ended
                                                        ---------------------
                                                         June 30,      June 29,
                                                           2002          2001
                                                        --------       --------

REVENUES:
  Interest                                           $       892    $     6,004
                                                     -----------    -----------


EXPENSES:
  Professional fees                                       53,944         45,776
  Management and administrative fees                       6,000          6,000
  Corporate transfer
      agent fees and miscellaneous expenses                6,156          5,929
  Franchise taxes                                          3,034          3,751
  Contract labor                                           1,100              -
                                                     -----------    -----------

  TOTAL EXPENSES                                          70,234         61,456
                                                     -----------    -----------

NET LOSS                                             $   (69,342)   $   (55,452)
                                                     ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE                 $      (.01)   $      (.01)
                                                      ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                    8,008,229      8,008,229
                                                      ===========    ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                             INTERCOM SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FISCAL YEARS ENDED JUNE 30, 2002 AND JUNE 29, 2001



                                                          Additional
                                    Common Stock          Capital in                     Total
                              ------------------------    Excess of    Accumulated    Stockholders'
                                 Shares      Par Value    Par Value      Deficit        Equity
                              -----------   -----------   -----------  -----------     -----------

BALANCE - June 30, 2000       8,008,229     $    4,000   $ 5,200,000   $(5,072,579)   $   131,421

  Net loss                            -              -             -       (55,452)       (55,452)
                              ---------     -----------  -----------   -----------    -----------

BALANCE - June 29, 2001       8,008,229           4,000    5,200,000    (5,128,031)        75,969

  Net loss                            -               -           -        (69,342)       (69,342)
                              ---------     -----------   -----------   -----------    -----------

BALANCE - June 30, 2002       8,008,229     $     4,000  $ 5,200,000   $(5,197,373)   $     6,627
                              =========     ===========  ===========   ===========    ===========




                          The accompanying notes are an
                  integral part of these financial statements.

                             INTERCOM SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS



                                                   Fiscal Years Ended
                                              -----------------------------
                                                 June 30,        June 29,
                                                   2002             2001
                                              ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $ (69,342)       $ (55,452)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase (decrease) in:
      Accounts payable and accrued expenses      18,570          (27,958)
                                              ---------        ---------

  NET CASH USED BY OPERATING ACTIVITIES         (50,772)         (83,410)
                                              ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS       (50,772)         (83,410)
                                              ---------        ---------

CASH AND CASH EQUIVALENTS - beginning            86,513          169,923
                                              ---------        ---------

CASH AND CASH EQUIVALENTS - ending            $  35,741        $  86,513
                                              =========        =========


                          The accompanying notes are an
                  integral part of these financial statements.

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 29, 2001



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

          The Company's current business plan is primarily to serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use the Company's available cash, capital stock, debt or a combination of these to effect a business combination (see Note 9). Management believes that the Company is current with its reporting obligations under the Securities Exchange Act of 1934. The Company intends to become listed on the OTC Bulletin Board (see Note 8). The Company is authorized to conduct business in New York and Georgia.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          The Company considers all highly liquid investments, with a maturity of three months or less at the time of purchase, to be cash equivalents. The Company places temporary cash investments in a money-market fund that is insured by the Federal Deposit Insurance Corporation (FDIC), but is subject to interest rate risk, which affects the market value of the investment. These investments are reported at their fair value. Income related to these investments is reported as interest income.

          Fiscal Year
          Previously, the Company's fiscal year ended on the last Friday in June, which resulted in a fiscal year that was either 52 or 53 weeks long. During fiscal 2002, the Company changed its fiscal year-end to June 30th, regardless of whether that date fell on the last Friday in June. The accompanying statements of operations, stockholders' equity and cash flows are for the fiscal years ended June 30, 2002 and June 29, 2001, both of which consisted of 52 weeks.

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

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 29, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Income  Taxes

          Current income taxes are based on the year's taxable income for Federal and state income tax reporting purposes. Investment tax credits are accounted for by the flow-through method.

          Deferred taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

          Net Loss Per Common Share

          Net loss per common share is computed by dividing net loss to common stockholders by the weighted-average number of shares of common stock outstanding for each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive.

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

          Fair Value of Financial Instruments

          The  carrying  value  of  cash   equivalents   and  accounts   payable
          approximates   fair  value  due  to  the  short   maturity   of  these
          instruments.


NOTE 3 - CONCENTRATIONS OF CREDIT RISK

          The financial instruments subject to credit risk are primarily cash and cash equivalents. The Company places temporary cash investments in a money-market fund that invests exclusively in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized obligations of the U.S. Treasury., but is subject to interest rate risk, which affects the market value of the investment. The balance invested in a money-market fund at June 30, 2002 was $11,267.

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 29, 2001


NOTE 4 - INCOME TAXES

          The Company had net operating loss carryforwards (NOLs) at June 30, 2002 of approximately $1,842,000 for Federal, $1,717,000 for New York state and $131,000 for Georgia state income tax reporting purposes. These losses create a deferred tax asset at June 30, 2002. The Company has recorded a 100% valuation allowance against deferred tax assets. Current Federal and state income tax benefits of approximately $24,000 and $18,000 for the fiscal years ended June 30, 2002 and June 29, 2001, respectively, are fully reserved due to the uncertainty of their ultimate realization.

          The tax effects of significant items composing the Company's net deferred tax asset, as of June 30, 2002, are as follows:

                  Deferred tax asset:
                    Federal NOLs                      $ 516,000
                    New York State NOLs                 129,000
                    Georgia State NOLs                    7,000
                                                   ------------
                                                        652,000

                  Valuation allowance                  (652,000)
                                                      ---------

                  Net deferred tax asset              $       -
                                                   ============

          The valuation allowance increased by approximately $24,000 during fiscal 2002 due to operating losses and declined by approximately $578,000 during fiscal 2001 principally due to the expiration of Federal and state NOLs.

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

          The following table summarizes the anticipated expiration of unused Federal NOLs:

                  Fiscal                          Approximate
                   Year                          NOLs Expiring
                  ------                        ---------------
                   2004                            $1,107,000
                   2005                               517,000
                   2006                                38,000
                   2007                                 2,000
                   2009                                 1,000
                   2010                                 4,000
                   2019                                12,000
                   2020                                36,000
                   2021                                56,000
                   2022                                69,000
                                                  -----------

                                                   $1,842,000
                                                  ===========

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 29, 2001


NOTE 5 - STOCK OPTIONS

          On March 15, 2001, the Board of Directors granted an option to purchase 70,000 shares of the Company's common stock at a price of $.02 to each of the Company's four Directors. The exercise price of these options ("Director Options") was equal to or exceeded the fair market value of the underlying shares of common stock as of the grant date.

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

          A summary of the Company's stock option plan activity is as follows:

                                                                    Weighted
                                                                     Average
                                                    Number of     Exercise Price
                                                     Shares          per Share
                                                    ------------   -------------

            Options outstanding - June 30, 2000             -          $  -

              Director Options granted                280,000           .02
                                                      -------         -----

            Options outstanding - June 29, 2001       280,000           .02

              Options granted or
                  (exercised, forfeited or expired)         -             -

            Options outstanding - June 30, 2002       280,000          $.02
                                                     ========          ====


          The following is a summary of activity and information relating to shares subject to options for the years ended:

                                                          Fiscal year ended
                                                      --------------------------
                                                       June 30,        June 29,
                                                         2002            2001
                                                      ---------        ---------

          Shares under option, beginning of year        280,000                -

          Options granted                                     -          280,000

          Options exercised, forfeited or expired             -                -
                                                     ----------       ----------

          Shares under option, end of year
            (exercise price $.02 per share)             280,000          280,000
                                                       ========         ========

          Options exercisable, end of year
            (exercise price $.02 per share)             280,000          280,000
                                                       ========         ========

          Weighted-average remaining
            contractual life                         3.71 years       4.71 years
                                                     ==========       ==========

          All options expire five (5) years after date of grant.

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 29, 2001


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


NOTE 7 - RELATED PARTY TRANSACTIONS

          The Company's only employees, at the present time, consist of its officers who will devote as much time to the Company's business as the Company's Board of Directors determines is necessary. Effective July 1, 2000, the Company has incurred management and administrative fees in the amount of $500 per month under an office-sharing agreement that provides administrative and bookkeeping assistance, and for the use of offices, fixtures, furniture and equipment. These fees are paid to a corporation whose chief financial officer is a director and the Treasurer of the Company. Management and administrative fees were $6,000 for each of the fiscal years ended June 30, 2002 and June 29, 2001. The Company believes that the present month-to-month arrangement is adequate and suitable to meet its needs into the near future.


NOTE 8 - FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

          In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. From January 1991 until March 2001, the Company did not file any further reports under the Securities Exchange Act of 1934. On March 1, 2001, the Company filed its Annual Report on Form 10-KSB that included the Company's balance sheet as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. On May 31, 2001, the
          Company filed a Form 8-A with the Securities and Exchange Commission registering the common stock under the Securities Exchange Act of 1934. On April 10, 2002, the Company filed an amendment to the Form 10-KSB for the periods ended June 30, 2000 to include balance sheets as of June 25, 1999 and June 26, 1998.

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

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2002 AND JUNE 29, 2001

NOTE 9 - GOING CONCERN

          As shown in the accompanying financial statements, the Company incurred a net loss of $69,342 during the year ended June 30, 2002, and as of that date, the Company's working capital was insufficient to satisfy projected expenses for the next fiscal year. Those factors, as well as the Company's lack of operating revenue, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce its liabilities and increase its working capital by issuing additional stock or obtaining debt financing. The ability of the Company to continue as a going concern is dependent on the plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our directors and officers are as set forth in the table below.


       Name                        Age      Position
      ------                      -----   -------------

      Frederick A. Huttner         57     President and Chairman

      Robert H. Donehew            50     Vice President, Treasurer and Director

      Anthony Charos               38     Director

      John F. McCarthy             57     Director

     Frederick A. Huttner has served as our chairman and president since June 2000. Since March 2000, Mr. Huttner has been a director of Miresco Investments, Inc. Since 1994, Mr. Huttner has served as president and chief executive officer of Huttner and Company, a consulting firm offering business consulting services to entrepreneurial growth companies. Since June 2000, Mr. Huttner has been a principal of Innovation Growth Partners, LLC.

     Robert H. Donehew has served as our vice president and treasurer and as one of our directors since June 2000. Mr. Donehew has served as the president of Golf Rounds.com, Inc., a public company trading on the OTCBB, whose business plan is also to serve as a vehicle for the acquisition of a target business, since November 2000. He has also been a director and treasurer of Golf Rounds.com since January 2000 and as vice president from January 2000 until November 2000. From October 1999 until July 2002, he served as a director of Ensoport Internetworks, Inc., which is developing a franchised Internet portal system. Since July 1996, Mr. Donehew has been the chief executive officer of Donehew Capital, LLC, the general partner of Donehew Fund Limited Partnership, a private investment partnership specializing in the securities market. In addition, since July 1997, Mr. Donehew has been the chief executive officer of 3-D Capital, LLC, an investment firm specializing in due-diligence consulting and investments in the securities markets. Since 1983, he has also served as chief financial officer of R.D. Garwood, Inc. and Dogwood Publishing Company Inc. From 1976 through 1983, Mr. Donehew had his own tax and financial planning practice. Mr. Donehew has been on the board of directors of MSDC, a medical software company, since 1986.

     Anthony Charos has served as one of our directors since June 2000 and a member of its audit committee since February 2001. Since May 2000, Mr. Charos has served as a director of Golf Rounds.com, Inc., a public company trading on the OTCBB and has been a member of its audit committee since June 2000. From January 2001 until October 2001, Mr. Charos was an account executive with C.E. Unterberg Towbin. From 1993 through December 2000, Mr. Charos was an account executive with M.H. Meyerson & Co., Inc. and a member of its investment banking team. Since October 2001, Mr. Charos has been a sales representative with Weichert Realty.

     John F. McCarthy has served as one of our directors since June 2000 and a member of its audit committee since February 2001. Since October 2000, Mr. McCarthy has been Chairman of the Board of Effinity Online, Inc. Since January 2000, Mr. McCarthy has been chairman of Golf Rounds.com, Inc., a public company trading on the OTCBB. Since February 1999, Mr. McCarthy has been chairman of
Pricing  Dynamics  Solutions,   Inc.,  which  filed  for  Chapter  7  Bankruptcy
protection on August 2, 2002. Since October 1999, Mr. McCarthy has served as chairman of Ensoport Internetworks, Inc. Mr. McCarthy was a director and general counsel of Globalink, Inc. from 1993 until it was acquired by Lernout & Hauspie Speech Products N.V. in October 1998. From October 1998 to January 1999, he was a consultant to Lernout & Hauspie Speech Products N.V. From 1989 to 1993, he was vice president and general counsel of Computone Corporation, a manufacturer of computer peripheral devices. From 1985 to 1988, he was a partner in the law firm of Burnham, Connelly, Osterle & Henry and from 1983 to 1985 he was a partner in the law firm of Rose, Schmidt, Chapman, Duff & Hasley. Since 1993, Mr. McCarthy has been a principal in McCarthy, Johnston & Associates. In addition, from 1982 until 1985, Mr. McCarthy was an Arbitrator with the NASD.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended June 30, 2002, all of our officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements.


ITEM 10. EXECUTIVE COMPENSATION.

Employment Agreements

     None of our employees are employed by us under written contracts.

Compensation of Officers

     We currently do not pay any salaries to Frederick A. Huttner or Robert H. Donehew, our only officers, for their services as officers. R.D. Garwood, Inc. provides us with the use of office space, fixtures, furniture and equipment, as well as our administrative assistant, at a cost of $500 per month. Robert H. Donehew, our treasurer and director, is the chief financial officer of R.D. Garwood, Inc.

Remuneration of the Board of Directors

     Our directors do not receive any cash compensation for their services. However, on March 15, 2001, we granted each of our directors an immediately exercisable, five-year option to purchase 70,000 shares of common stock at an exercise price of $0.02 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (1) each person known to be the owner of more than 5% of the outstanding shares of common stock, (2) each director and
(3) all executive officers and directors as a group. The information is as of October 11, 2002, and it is based on information obtained from each of the below named persons. On October 11, 2002 there were 8,008,229 shares of common stock outstanding.

                                        Number of Shares             Percent of
Name and Address of                     of Common Stock             Outstanding
Beneficial Owner                    Beneficially(1) Owned           Common Stock
--------------------------------    ----------------------         -------------

Frederick A. Huttner                      145,000(2)                   1.8%
Innovation Growth Partners LLC
5847 San Felipe, #4545
Houston, Texas 77057

Robert H. Donehew                         270,000(3)                   3.3%
c/o Donehew Capital, LLC
111 Village Parkway, Building # 2
Marietta, Georgia 30067


Anthony Charos                            170,000(4)                   2.1%
273 Hickory Avenue
Tenafly, New Jersey 07670

John F. McCarthy, III                     120,000(5)                   1.5%
2401 Pennsylvania Avenue, N.W.,
Suite 300
Washington, D.C. 20037

David S. Nagelberg                      1,500,000(6)                  18.7%
7012 Rancho La Cima Drive
Rancho Santa Fe, California 92067

Ronald I. Heller                        1,000,000(7)                  12.5%
525 Washington Boulevard
Jersey City, New Jersey 07310

Larry Kupferberg                          500,000(8)                   6.2%
39 West 83rd Street, Apt. #2
New York, New York 10024

Directors and officers
as a group (4 persons)                    705,000(9)                   8.5%
---------------------

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits Filed.

     None.

     (b) Reports on Form 8-K.

     None.


ITEM 14. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of the annual report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 11, 2002           INTERCOM SYSTEMS, INC.
                                  (Registrant)


                                  By: /s/ Frederick A. Huttner
                                      ---------------------------------------
                                      Name:    Frederick A. Huttner
                                      Title:   President and Chairman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


/s/ Frederick A. Huttner    President and Chairman              October 11, 2002
------------------------
Frederick A. Huttner


/s/ Robert H. Donehew       Vice President, Treasurer           October 11, 2002
---------------------       and Director (Principal
Robert H. Donehew           Accounting and Financial Officer)


/s/ Anthony Charos          Director                            October 11, 2002
------------------
Anthony Charos


/s/ John F. McCarthy        Director                            October 11, 2002
--------------------
John F. McCarthy III

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Intercom Systems, Inc. (the "Company") on Form 10-KSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: October 11, 2002          By: /s/ Frederick A. Huttner
                                     ------------------------
                                     Frederick A. Huttner
                                     President and Chairman

Dated: October 11, 2002          By: /s/ Robert H. Donehew
                                     ------------------------
                                     Robert H. Donehew
                                     Vice President, Treasurer and Director

                            CERTIFICATATION PURSUANT
                       TO RULE 13a-14 AND 15d-14 UNDER THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

I, Frederick A. Huttner, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Intercom Systems, Inc.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Dated: October 11, 2002          By: /s/ Frederick A. Huttner
                                     ------------------------
                                     Frederick A. Huttner
                                     President and Chairman

                            CERTIFICATATION PURSUANT
                       TO RULE 13a-14 AND 15d-14 UNDER THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

I, Robert H. Donehew, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Intercom Systems, Inc.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 11, 2002          By: /s/ Robert H. Donehew
                                     ------------------------
                                     Robert H. Donehew
                                     Vice President, Treasurer and Director

                                  EXHIBIT INDEX
                                  -------------

                                             Incorporated
Exhibit                                      By Reference    No. in
Number     Description                       from Document   Document    Page
------     -----------                       -------------  ---------    ----

3.1        Certificate of Incorporation            A           3.1         B
3.2        By-laws                                 A           3.2         B
4.1        Form of public warrant                  A           4.1         B
10.1       Form of Stock Option Agreement,
           dated as of March 15, 2001,             C          10.1         B
           between the Registrant and certain
           directors
10.1.1     Schedule of Stock Option Agreements     C         10.1.1        B
           in the form of Exhibit 10.1,
           including material detail in which
           such documents differ from Exhibit
           10.1
99.1       Risk Factors                            -           -         Filed
                                                                        herewith
--------------

A.       Registration Statement on Form S-1, File No. 2-84644.

B.       Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

C.       Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.