Form 10QSB
period 2002-09-30
INTERCOM SYSTEMS INC
filed 2002-11-19
CIK 723501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2002
                                     ------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 18, 2002, the issuer had 8,008,229 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

                        Yes         No   X
                            -----      ------

                             INTERCOM SYSTEMS, INC.

                                  Form 10 - QSB

                For the Quarterly Period Ended September 30, 2002







                                TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------
Part I -Financial Information

     Item 1.  Financial Statements

              Condensed Balance Sheet as of September 30, 2002.................1

              Condensed Statements of Operations for the three
              month periods ended September 30, 2002 and 2001..................2

              Condensed Statements of Cash Flows for the
              three month periods ended September 30, 2002 and 2001............3

              Notes to Condensed Financial Statements    ......................4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................5 - 6

     Item 3.  Controls and Procedures..........................................6


Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8 - K...............................7

              Signatures and Certifications....................................8

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             INTERCOM SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)








                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                          $   27,696
                                                                     ==========





                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $   31,925
                                                                     ----------


STOCKHOLDERS' DEFICIT:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                           -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                               4,000
  Additional capital in excess of par value                           5,200,000
  Accumulated deficit                                                (5,208,229)
                                                                     ----------

  TOTAL STOCKHOLDERS' DEFICIT                                            (4,229)
                                                                     ----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   27,696
                                                                     ==========









                     The accompanying notes are an integral
                  part of these condensed financial statements.

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                      Three Months Ended
                                          --------------------------------------
                                            September 30,         September 30,
                                                 2002                 2001
                                           ---------------       --------------

REVENUES:
  Interest                                 $           20        $          505
                                           --------------        --------------


EXPENSES:
  Professional fees                                 7,451                10,969
  Management and administrative fees                1,625                 1,575
  Corporate transfer agent fees                     1,200                 1,200
  Franchise taxes                                     600                   945
                                           --------------        --------------

  TOTAL EXPENSES                                   10,876                14,689
                                           --------------        --------------

NET LOSS                                   $      (10,856)       $      (14,184)
                                           ==============        ==============

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                         $       -             $       -
                                           ==============        ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            8,008,229             8,008,229
                                           ==============        ==============

















                     The accompanying notes are an integral
                  part of these condensed financial statements.

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)











                                                       Three Months Ended
                                               ---------------------------------
                                               September 30,       September 30,
                                                    2002               2001
                                               ---------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $    (10,856)      $     (14,184)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase (decrease) in:
      Accounts payable and accrued expenses           2,811              13,319
                                               ------------       -------------

  NET CASH USED BY
    OPERATING ACTIVITIES                             (8,045)               (865)
                                               ------------       -------------

NET DECREASE IN
  CASH AND CASH EQUIVALENTS                          (8,045)               (865)

CASH AND CASH EQUIVALENTS - beginning                35,741              86,513
                                               ------------        ------------

CASH AND CASH EQUIVALENTS - ending             $     27,696        $     85,648
                                               ============        ============













                     The accompanying notes are an integral
                  part of these condensed financial statements.

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited condensed balance sheet of Intercom Systems, Inc. (the "Company") as of September 30, 2002 and the unaudited condensed statements of operations and cash flows for the three-month periods ended September 30, 2002 and 2001 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on October 14, 2002.

          The results of operations for the three-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 - LOSS PER SHARE

          Net loss per common share for each period is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Excluded from the net loss per share calculations for the three-month periods ended September 30, 2002 and 2001 are contingently issuable shares that, if included, would have an antidilutive effect.

NOTE 3 - RELATED PARTY TRANSACTIONS

          Effective July 1, 2000, the Company has incurred management and administrative fees in the amount of $500 per month under an office-sharing agreement that provides administrative and bookkeeping assistance, and for the use of offices, fixtures, furniture and equipment. These fees are paid to a corporation whose chief financial officer is a director and the treasurer of the Company.

NOTE 4 - FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

          In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. From January 1991 until March 2001, the Company did not file any further reports under the Securities Exchange Act of 1934. On March 1, 2001, the Company filed its Annual Report on Form 10-KSB that included the Company's balance sheet as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. The Company filed Quarterly Reports on Forms 10-QSB for each quarter during fiscal 2002 and 2001 and an Annual Report on Form 10-KSB for the years ended June 30, 2002 and June 29, 2001. The Company is current with its reporting obligations under the Securities Exchange Act of 1934. In November 2002, the NASD has approved trading of the Company's common stock on the OTC Bulletin Board. Management expects trading to begin in the near future.

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

     In October 1989, we sold all of the assets relating to its business operations to a third party. We have had no active business operations since the date of that sale.

     On June 27, 2000, new investors, including our current management, purchased an aggregate of 5,484,999 shares from TII Industries, Inc. and TII International, Inc., who were our two largest stockholders. The shares purchased by the new investors represented approximately 69 percent of the then issued and outstanding common stock. The sale of these shares resulted in a change in control and our management.

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

     Management believes that we will be more attractive to a prospective business partner if our common stock is quoted on the OTC Bulletin Board. Therefore, took steps to become current with our reporting obligations under the Securities Exchange Act of 1934, and Intercom is now current with such obligations. In November 2002, the NASD has approved trading of our common stock on the OTC Bulletin Board. We expect trading to begin in the near future.


Financial Condition

     At September 30, 2002, we had total current assets of $27,696 as compared to total current assets of $35,741 at June 30, 2002. We had total current liabilities of $31,925 at September 30, 2002, as compared to total current liabilities of $29,144 at June 30, 2002. At September 30, 2002, our stockholders' deficit was $(4,229), as compared to stockholders' equity of $6,627 at June 30, 2002. The decrease in net worth was the result of the net loss of $10,856 for the quarter ended September 30, 2002.

Liquidity and Capital Resources

     The only asset we possess is cash and cash equivalents in the amount of $27,696 at September 30, 2002, of which $2,696 was held in a money-market fund, bearing interest at 1.03%. This money-market fund invests exclusively in short-term obligations of the U.S. Treasury and repurchase agreements fully collateralized obligations of the U.S. Treasury.

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

     As shown in the accompanying financial statements, the Company incurred a net loss of $10,856 during the quarter ended September 30, 2002, and as of that date, the Company's working capital was insufficient to satisfy projected expenses for the next fiscal year. Those factors, as well as the Company's lack of operating revenue, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce its liabilities and increase its working capital by issuing additional stock or obtaining debt financing. The ability of the Company to continue as a going concern is dependent on the plan's success.

     We anticipate that our cash reserves will last us approximately three (3) months. We do not have any present commitment that is likely to result in our liquidity increasing or decreasing in any material way, other than the expenses we expect to incur in continuing to file reports with the Securities and Exchange Commission to remain current and for seeking a business combination. We know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, any material increase or decrease in our liquidity.

     We have no material commitments for capital expenditures. We know of no material trends, favorable or unfavorable, in our capital resources. We have no outstanding credit lines or credit commitments in place and have no current need for financial credit.

Results of Operations

     We have not had any material operations since 1989. We only had interest revenue of $20 and $505 for the three-month periods ended September 30, 2002 and September 30, 2001, respectively. Interest revenue declined due to the consumption of invested funds to pay operating expenses and a reduction of the interest rate yield from 3.41% to 1.03% during the twelve months ended September 30, 2002.

     General, administrative and other expenses, including accounting, legal, corporate transfer agent, management and administrative fees, franchise taxes and bank service charges, were $10,876 for the three months ended September 30, 2002, as compared to $14,689 for the three months ended September 30, 2001. The decrease in general, administrative and other expenses was due primarily to decreases in professional fees of $3,500 and taxes of $300.


Item 3. -  Controls and Procedures


Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                                    INTERCOM SYSTEMS, INC.
                                    (Registrant)


Dated:  November 18, 2002
                               By:  /s/ Robert H. Donehew
                                    -------------------------------------
                                    Robert H. Donehew
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Intercom Systems, Inc.. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  November 18, 2002                 /s/ Frederick A. Huttner
                                          -----------------------------
                                          Frederick A. Huttner
                                          President and Chairman
                                          (Principal Executive Officer)

Dated:  November 18, 2002                 /s/ Robert H. Donehew
                                          -----------------------------
                                          Robert H. Donehew
                                          Vice President, Treasurer and Director
                                          (Principal Financial Officer)

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Frederick A. Huttner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intercom Systems, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 18, 2002                          /s/ Frederick A. Huttner
                                                   ----------------------------
                                                   Frederick A. Huttner
                                                   President and Chairman
                                                   (Principal Executive Officer)

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert H. Donehew, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intercom Systems, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 18, 2002                 /s/ Robert H. Donehew
                                          -----------------------------
                                          Robert H. Donehew
                                          Vice President, Treasurer and Director
                                          (Principal Financial Officer)