Form 10-Q
period 2002-12-31
INTERCOM SYSTEMS INC
filed 2003-02-14
CIK 723501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 31, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 14, 2003, the issuer had 8,008,229 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                           Yes              No    X
                                ------          -----

                             INTERCOM SYSTEMS, INC.

                                  Form 10 - QSB

                For the Quarterly Period Ended December 31, 2002







                                TABLE OF CONTENTS




                                                                        Page No.
Part I -Financial Information                                           --------

   Item 1.  Financial Statements

            Condensed Balance Sheet as of December 31, 2002..................1

            Condensed Statements of Operations for the three and
            six month periods ended December 31, 2002 and 2001...............2

            Condensed Statements of Cash Flows for the six
            month periods ended December 31, 2002 and 2001...................3

            Notes to Condensed Financial Statements    ......................4

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................5 - 6

   Item 3.  Controls and Procedures..........................................7


Part II -Other Information

   Item 5.  Other Information................................................7

   Item 6.  Exhibits and Reports on Form 8 - K...............................7

            Signatures and Certifications.................................8 - 10

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             INTERCOM SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (Unaudited)








                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                      $      2,830
                                                                 ============





                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $     18,397
  Due to affiliated company                                             4,500
                                                                 ------------

  TOTAL LIABILITIES                                                    22,897
                                                                 ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                         -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                             4,000
  Additional capital in excess of par value                         5,200,000
  Accumulated deficit                                              (5,224,067)
                                                                  -----------

  TOTAL STOCKHOLDERS' DEFICIT                                         (20,067)
                                                                  -----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $     2,830
                                                                  ===========








                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (1)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                                               Six Months Ended                  Three Months Ended
                                                        --------------------------------   ------------------------------
                                                                    December 31,                       December 31,
                                                        --------------------------------   ------------------------------
                                                              2002              2001             2002             2001
                                                        --------------    --------------   --------------    ------------
REVENUES:
  Interest                                              $           22    $          733   $            2    $        229
                                                        --------------    --------------   --------------    ------------


EXPENSES:
  Professional fees                                             19,322            25,954           11,871          14,984
  Management and administration fees                             3,564             4,495            1,939           2,725
  Stockholder relations                                          2,540             2,415            1,340           1,215
  Franchise taxes                                                1,290             1,500              690             750
                                                        --------------     -------------   --------------    ------------

  TOTAL EXPENSES                                                26,716            34,364           15,840          19,674
                                                        --------------     -------------   --------------    ------------
NET LOSS                                                $      (26,694)    $     (33,631)  $      (15,838)   $    (19,445)
                                                        ==============     =============   ==============    ============

BASIC AND DILUTED NET LOSS PER SHARE                    $        -         $       -       $       -         $       -
                                                        ==============     =============   ==============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                         8,008,229         8,008,229        8,008,229       8,008,229
                                                        ==============     =============   ==============    ============











                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (2)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)










                                                       Six Months Ended
                                                          December 31,
                                                   ----------------------------
                                                      2002               2001
                                                   -----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $  (26,694)       $  (33,631)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase (decrease) in;
      Accounts payable and accrued expenses           (10,717)            8,961
                                                   -----------       ----------

  NET CASH USED BY OPERATING ACTIVITIES               (37,411)          (24,670)
                                                   -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advance received from affiliated company            4,500              -
                                                   ----------        ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (32,911)          (24,670)

CASH AND CASH EQUIVALENTS - beginning                  35,741            86,513
                                                   ----------        ----------

CASH AND CASH EQUIVALENTS - ending                 $    2,830        $   61,843
                                                   ==========        ==========
















                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (3)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited condensed balance sheet of Intercom Systems, Inc. (the "Company") as of December 31, 2002 and the unaudited condensed statements of operations for the three-month and six-month periods ended December 31, 2002 and 2001 and the unaudited condensed statements of cash flows for the six-month periods ended December 31, 2002 and 2001 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on October 14, 2002.

           The results of operations for the three-month and six-month periods ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 - LOSS PER SHARE

           Net loss per common share for each period is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Excluded from the net loss per share calculations for the three-month and six-month periods ended December 31, 2002 and 2001 are contingently issuable shares that, if included, would have an antidilutive effect.

NOTE 3 - RELATED PARTY TRANSACTIONS

            Effective July 1, 2000, the Company has incurred management and administrative fees in the amount of $500 per month under an office-sharing agreement that provides administrative and bookkeeping assistance, and for the use of offices, fixtures, furniture and equipment. These fees are paid to a corporation whose chief financial officer is a director, acting chairman of the board, acting president, vice president and treasurer of the Company.

            In December 2002, the Company received an advance of $4,500 from an affiliate of several stockholders. The advance is not supported by a promissory note, does not bear interest, and is due to be repaid as soon as funds are available to the Company.

NOTE 4 - FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

            In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. From January 1991 until March 2001, the Company did not file any further reports under the Securities Exchange Act of 1934. On March 1, 2001, the Company filed its Annual Report on Form 10-KSB that included the Company's balance sheet as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2000, June 25, 1999 and June 26, 1998. The Company filed Quarterly Reports on Forms 10-QSB for each quarter during fiscal 2003, 2002 and 2001 and Annual Reports on Form 10-KSB for the years ended June 30, 2002 and June 29, 2001. The Company is current with its reporting obligations under the Securities Exchange Act of 1934. In November 2002, the NASD has approved trading of the Company's common stock on the OTC Bulletin Board. Management expects trading to begin in the near future.



                                       (4)

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

     Management believes that we will be more attractive to a prospective business partner if our common stock is quoted on the OTC Bulletin Board. Therefore, we took steps to become current with our reporting obligations under the Securities Exchange Act of 1934, and Intercom is now current with such obligations. In November 2002, the NASD has approved trading of our common stock on the OTC Bulletin Board. We expect trading to begin in the near future.

Financial Condition

     At December 31, 2002, we had total current assets of $2,830 compared to total current assets of $35,741 at June 30, 2002. We had total current liabilities of $22,897 at December 31, 2002, as compared to total current liabilities of $29,114 at June 30, 2002. At December 31, 2002, our stockholders' deficit was $(20,067), as compared to stockholders' equity of $6,627 at June 30, 2002. The decrease in net worth was the result of the net loss of $26,694 for the six months ended December 31, 2002.

Liquidity and Capital Resources

     The only asset we possess is cash in the amount of $2,830 at December 31, 2002.

     In December 2002, we received an advance of $4,500 from an affiliate of several stockholders. The advance is not supported by a promissory note, does not bear interest, and is due to be repaid as soon as we have available funds.


                                       (5)

     As shown in the accompanying financial statements, we incurred a net loss of $26,694 during the six months ended December 31, 2002, and as of that date, our cash was insufficient to satisfy our liabilities and projected expenses for the next fiscal year. Those factors, as well as our lack of operating revenue, create an uncertainty about our ability to continue as a going concern. We are developing a plan to reduce the Company's liabilities and increase its working capital by issuing additional stock and / or obtaining debt financing. The ability of the Company to continue as a going concern is dependent on the plan's success.

     We have no current material commitments for capital expenditures.


Results of Operations

Three months ended December 31, 2002 as compared to the three months ended
--------------------------------------------------------------------------
December 31, 2001:
-----------------

     We have had no significant revenues since 1989 and will not achieve any significant revenues until, at the earliest, the completion of a business combination. For the three months ended December 31, 2002 interest income was $2 compared to $229 for the comparable period of the prior fiscal year. Interest income declined because the Company had less money invested in money market funds during the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

     General, administrative and other expenses were $15,840 for the three months ended December 31, 2002 compared to $19,674 for the three months ended December 31, 2001. The decrease in general, administrative and other expenses was due primarily to approximate decreases in legal fees of $1,700 accounting fees of $1,400 and contract labor of $1,100 for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.


Six months ended December 31, 2002 as compared to the six months ended December
-------------------------------------------------------------------------------
31, 2001:
--------

     For the six months ended December 31, 2002 interest income was $22 compared to $733 for the comparable period of the prior fiscal year. Interest income declined because the Company had less money invested in money market funds during the six months ended December 31, 2002 as compared to the six months ended December 31, 2001.

     General, administrative and other expenses were $26,716 for the six months ended December 31, 2002 compared to $34,364 for the six months ended December 31, 2001. The decrease in general, administrative and other expenses was due primarily to a decrease in legal fees of approximately $4,400, accounting fees of $2,200 and contract labor of $1,100 for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001.



                                       (6)

Item 3. - Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our former chairman of the board and president (our former principal executive officer) and our vice president and treasurer (our principal financial officer). Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our chairman of the board and president resigned and our vice president and treasurer assumed his positions in an acting capacity. There were no other significant changes in our internal controls or in other factors that could significantly affect our controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


Part II    Other Information

Item 5.    Other Information

In December 2002, Frederick Huttner, our chairman of the board and president resigned. Robert H. Donehew, our president and treasurer assumed the position of acting chairman of the board and president upon his resignation, in addition to his titles of vice president and treasurer.

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


                                 INTERCOM SYSTEMS, INC.
                                 (Registrant)


Dated:  February 14, 2003
                              By: /s/ Robert H. Donehew
                                 -------------------------------------
                                 Robert H. Donehew
                                 Acting Chairman of the Board, Acting President, Vice President and Treasurer (Principal Financial and Accounting Officer)



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Intercom Systems, Inc.. (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  February 14, 2003       /s/ Robert H. Donehew
                                -----------------------------
                                Robert H. Donehew
                                Acting Chairman of the Board, Acting President,
                                Vice President and Treasurer Vice President,
                                Treasurer and Director (Principal Executive and
                                Financial Officer)











                                       (8)

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert H. Donehew, certify that:

I have reviewed this quarterly report on Form 10-QSB of Intercom Systems, Inc.;

1. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 14, 2003       /s/ Robert H. Donehew
                                -----------------------------
                                Robert H. Donehew

                                Acting Chairman of the Board, Acting President, Vice President, Treasurer and Director (Principal Executive and Financial Officer)

                                       (9)