Form 10QSB
period 2003-03-31
INTERCOM SYSTEMS INC
filed 2003-05-15
CIK 723501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2003

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 14, 2003, the issuer had 8,008,229 shares of common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                               Yes ___ No X

                             INTERCOM SYSTEMS, INC.

                                  Form 10 - QSB

                  For the Quarterly Period Ended March 31, 2003






                                TABLE OF CONTENTS

                                                                                                Page No.
Part I -Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheet as of March 31, 2003.....................................1

                  Condensed Statements of Operations for the three and
                  nine month periods ended March 31, 2003 and 2002.................................2

                  Condensed Statements of Cash Flows for the nine
                  month period ended March 31, 2003 and 2002.......................................3

                  Notes to Condensed Financial Statements    ......................................4 - 5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................................6 - 7

         Item 3.  Controls and Procedures..........................................................8


Part II -         Other Information


         Item 5.  Other Information................................................................8

         Item 6.  Exhibits and Reports on Form 8 - K...............................................8

                   Signatures and Certifications...................................................9 - 11



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                             INTERCOM SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)




                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                         $       683
                                                                    -----------

TOTAL CURRENT ASSETS                                                $       683
                                                                    ===========




                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $     26,288
  Due to affiliated company                                               4,500
                                                                   ------------

  TOTAL LIABILITIES                                                      30,788
                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                             -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                               4,000
  Additional capital in excess of par value                           5,200,000
  Accumulated deficit                                                (5,197,373)
                                                                    -----------

  TOTAL STOCKHOLDERS' DEFICIT                                           (36,731)
                                                                    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $           683
                                                                ===============







                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (1)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Nine Months Ended                   Three Months Ended
                                                                     March 31,                           March 31,
                                                              2003              2002             2003             2002
                                                           ----------     -------------       ----------      -----------

REVENUES:
  Interest                                               $         22       $      839       $         0    $       106
                                                         ------------       ----------       -----------    -----------


EXPENSES:
  Professional fees                                            25,713           36,995             6,391         11,042
  Management and administration fees                            5,410            6,137             1,846          1,837
  Stockholder relations                                         3,740            3,615             1,200          1,200
  Franchise taxes                                               1,890            2,400               600            705
                                                           ----------       ----------        ----------    -----------



  TOTAL EXPENSES                                               36,753           49,147            10,037         14,784
                                                            ---------       ----------         ---------     ----------
NET LOSS                                                    $ (36,731)       $ (48,308)        $ (10,037)     $ (14,678)
                                                            =========        =========         =========      =========

BASIC AND DILUTED NET LOSS PER SHARE                        $  -             $  -              $ -            $  -
                                                            =========        =========         =========      =========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                        8,008,229        8,008,229         8,008,229      8,008,229
                                                           ==========        =========         =========      =========






                     The accompanying notes are an integral
                  part of these condensed financial statements.

                                       (2)

                             INTERCOM SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)









                                                                                Nine Months Ended
                                                                                    March 31,
                                                                       ---------------------------------
                                                                            2003                 2002
                                                                       -------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $ (36,731)            $ (48,308)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase (decrease) in;
      Accounts payable and accrued expenses                                 (2,827)               14,202
                                                                         ----------           ----------

  NET CASH USED BY OPERATING ACTIVITIES                                    (39,558)              (34,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advance received from affiliated company                                 4,500                -
                                                                         ---------            ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (35,058)              (34,106)

CASH AND CASH EQUIVALENTS - beginning                                       35,741                86,513
                                                                         ---------            ----------

CASH AND CASH EQUIVALENTS - ending                                       $     683             $  52,407
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

                                       (3)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed balance sheet of Intercom Systems, Inc. (the "Company") as of March 31, 2003 and the unaudited condensed statements of operations for the three-month and nine-month periods ended March 31, 2003 and 2002 and the unaudited condensed statements of cash flows for the nine-month period ended March 31, 2003 and 2002 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on October 14, 2002.

     The results of operations for the three-month and nine-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

NOTE 2 - LOSS PER SHARE

     Net loss per common share for each period is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Excluded from the net loss per share calculations for the three-month and nine-month periods ended March 31, 2003 and 2002 are contingently issuable shares that, if included, would have an antidilutive effect.

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

NOTE 4 - SUBSEQUENT EVENT

     In April and May, 2003 the Company offered up to $60,000 of common stock, par value $.01 per share, (or 6,000,000 shares of common stock), at a purchase price of $0.01 per Share. As of May 12, 2003, the Company had raised $42,000 in this offering. This offering is limited to accredited investors as defined in Section 2(15) of the Securities Act of 1933, as amended ("Securities Act"), and Rule 501 promulgated there under, in reliance upon the exemption contained in Sections 3(b), 4(2) or 4(6) of the Securities Act and applicable state securities laws. Accordingly, the Shares are being sold without registration under the Securities Act. This offering will continue until the earlier of (i) the sale of an aggregate of 6,000,000 Shares; or (ii) June 26, 2003, as extended.


                                       (4)

                             INTERCOM SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


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


Financial Condition

     At March 31, 2003, we had total current assets of $683 compared to total current assets of $35,741 at June 30, 2002. We had total current liabilities of $30,788 at March 31, 2003, as compared to total current liabilities of $29,114 at June 30, 2002. At March 31, 2002, our stockholders' deficit was $(30,104), as compared to stockholders' equity of $6,627 at June 30,2002. The decrease in net worth was the result of the net loss of $36,731 for the nine months ended March 31, 2003.










                                       (6)

Liquidity and Capital Resources

     The only asset we possess is cash in the amount of $683 at March 31, 2003.

     In December 2002, we received an advance of $4,500 from an affiliate of several stockholders. The advance is not supported by a promissory note, does not bear interest, and is due to be repaid as soon as we have available funds.

     As shown in the accompanying financial statements, we incurred a net loss of $36,731 during the nine months ended March 31, 2003, and as of that date, our cash was insufficient to satisfy our liabilities and projected expenses for the next fiscal year. Those factors, as well as our lack of operating revenue, create an uncertainty about our ability to continue as a going concern.

     We are in the process of executing a plan to reduce the Company's liabilities and increase its working capital by issuing additional stock and/or obtaining debt financing. In April and May, 2003 the Company offered up to $60,000 of common stock, par value $.01 per share, (or 6,000,000 shares of common stock), at a purchase price of $0.01 per Share. As of May 12, 2003, the Company had raised $42,000 in this offering. This offering will continue until the earlier of (i) the sale of an aggregate of 6,000,000 shares; or (ii) June 26, 2003, as extended.

     The ability of the Company to continue as a going concern is dependent on the success of this offering and the Company's ability to raise additional capital in the future.

     We have no current material commitments for capital expenditures.

Results of Operations

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002:

     We have had no significant revenues since 1989 and will not achieve any significant revenues until, at the earliest, the completion of a business combination. For the three months ended March 31, 2003 there was no interest income compared to $106 for the comparable period of the prior fiscal year. Interest income declined because the Company had less money invested in treasury bills and money market funds during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 and interest yields declined.

     Total expenses, including general, administrative and other expenses, were $10,037 for the three months ended March 31, 2003 compared to $14,784 for the three months ended March 31, 2002. This overall decrease was due primarily to decreases in accounting fees of $2,480, legal fees of $2,170, and franchise taxes of $105.


Nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002:

     For the nine months ended March 31, 2003 interest income was $22 compared to $839 for the same period of the prior fiscal year. Interest income declined because the Company had less money invested in treasury bills and money market funds during the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002 and interest yields declined.

     Total expenses, including general, administrative and other expenses were $36,753 for the nine months ended March 31, 2003 compared to $49,148 for the nine months ended March 31, 2002. The decrease in general, administrative and other expenses was due primarily to a decrease in legal fees of approximately $6,600, accounting fees of $4,700 and contract labor of $1,100 for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002.









                                       (7)

Item 3. - Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was made under the supervision and with the participation of our acting Chairman of the Board, acting President, Vice President and Treasurer (our principal executive and financial officer). Based on that evaluation, he concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evalutaion, there were no significant changes in our internal controls or in other factors that could significantly affect our controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


                             INTERCOM SYSTEMS, INC.
                             (Registrant)


Dated:  May 15, 2003
                             By: /s/ Robert H. Donehew
                                 -------------------------------------
                                 Robert H. Donehew
                                 Acting Chairman of the Board, Acting President, Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Intercom Systems, Inc.. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  May 15, 2003            /s/ Robert H. Donehew
                                -----------------------------
                                Robert H. Donehew
                                Acting Chairman of the Board, Acting President,
                                Vice President and Treasurer Vice President,
                                Treasurer and Director
                                (Principal Executive and Financial Officer)
































                                      (10)

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

Dated:  May 15, 2003            /s/ Robert H. Donehew
                                -----------------------------
                                Robert H. Donehew
                                Acting Chairman of the Board,
                                Acting  President,  Vice President,  Treasurer
                                and Director
                                (Principal Executive and Financial Officer)




                                      (11)