Form 10QSB/A
period 2003-03-31
INTERCOM SYSTEMS INC
filed 2003-06-17
CIK 723501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                 Form 10 - QSB/A

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

         Item 6.  Exhibits and Reports on Form 8 - K...............................................8

                   Signatures and Certifications...................................................9 - 11



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                             INTERCOM SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)




                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                         $       683
                                                                    -----------

TOTAL CURRENT ASSETS                                                $       683
                                                                    ===========




                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $     26,287
  Due to affiliated company                                               4,500
                                                                   ------------

  TOTAL LIABILITIES                                                      30,787
                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding                             -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    8,008,229 shares issued and outstanding                               4,000
  Additional capital in excess of par value                           5,200,000
  Accumulated deficit                                                (5,234,104)
                                                                    -----------

  TOTAL STOCKHOLDERS' DEFICIT                                           (30,104)
                                                                    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $           683
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









































                                       (5)

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-QSB/A contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

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


Financial Condition

     At March 31, 2003, we had total current assets of $683 compared to total current assets of $35,741 at June 30, 2002. We had total current liabilities of $30,787 at March 31, 2003, as compared to total current liabilities of $29,114 at June 30, 2002. At March 31, 2003, our stockholders' deficit was $(30,104), as compared to stockholders' equity of $6,627 at June 30, 2002. The decrease in net worth was the result of the net loss of $36,731 for the nine months ended March 31, 2003.










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

     Total expenses, including general, administrative and other expenses were $36,753 for the nine months ended March 31, 2003 compared to $49,147 for the nine months ended March 31, 2002. The decrease in general, administrative and other expenses was due primarily to a decrease in legal fees of approximately $6,600, accounting fees of $4,700 and contract labor of $1,100 for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002.









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


Part II    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  None.

           (b) Reports on Form 8-K

                  None.
































                                       (8)

                                    SIGNATURE

           In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INTERCOM SYSTEMS, INC.
                             (Registrant)


Dated:  June 13, 2003
                             By: /s/ Robert H. Donehew
                                 -------------------------------------
                                 Robert H. Donehew
                                 Acting Chairman of the Board, Acting President, Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Intercom Systems, Inc.. (the "Company") on Form 10-QSB/A for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:  June 13, 2003           /s/ Robert H. Donehew
                                -----------------------------
                                Robert H. Donehew
                                Acting Chairman of the Board, Acting President,
                                Vice President and Treasurer Vice President,
                                Treasurer and Director
                                (Principal Executive and Financial Officer)
































                                      (10)

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert H. Donehew, certify that:

I have reviewed this quarterly report on Form 10-QSB/A of Intercom Systems, Inc.;

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

Dated:  June 13, 2003           /s/ Robert H. Donehew
                                -----------------------------
                                Robert H. Donehew
                                Acting Chairman of the Board,
                                Acting  President,  Vice President,  Treasurer
                                and Director
                                (Principal Executive and Financial Officer)




                                      (11)