Form 10KSB
period 2003-06-30
INTERCOM SYSTEMS INC
filed 2003-10-03
CIK 723501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended   June 30, 2003
                          ----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number   000-12854
                       ------------

                             Intercom Systems, Inc.
                 (Name of Small Business Issuer in Its Charter)

   Delaware                                             11-2599441
-----------------------------------        -------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation or Organization)


111 Village Parkway, Building #2, Marietta, Georgia                30067
---------------------------------------------------             -----------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number, Including Area Code:   (770) 951-0984
                                                 ----------------

Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
    None                               None

Securities registered under Section 12(g) of the Exchange Act:

                           Title of Class
                           --------------
                           Common Stock, par value $0.0005 per share

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $22

     The aggregate market value of the common stock held by non-affiliates of the issuer was $815.82, based upon the last sale price on July 21, 2003, the most recent date on which the common stock was sold. A price within the past 60 days is not available because there is a limited trading market for issuer's Common Stock which is currently quoted on the OTC Bulletin Board.

     At September 30, 2003, 14,008,229 shares of issuer's Common Stock were outstanding.

     Transitional Small Business  Disclosure Format (check one) Yes No X

     Documents incorporated by reference: None

                             INTERCOM SYSTEMS, INC.

                         2003 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

PART I ........................................................................3

         ITEM 1.   DESCRIPTION OF BUSINESS.....................................3

         ITEM 2.   DESCRIPTION OF PROPERTIES...................................6

         ITEM 3.   LEGAL PROCEEDINGS...........................................6

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........6

PART II........................................................................7

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERMATTERS......7

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL............8

         ITEM 7.  FINANCIAL STATEMENTS........................................10

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING ANDFINANCIAL DISCLOSURE.......................22

PART III......................................................................23

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........23

         ITEM 10. EXECUTIVE COMPENSATION......................................24

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.......................................25

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............26

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................26

         ITEM 14. CONTROLS AND PROCEDURES.....................................26

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

     On June 3, 2003, we consummated a private placement of 6,000,000 shares of our common stock at a per share price of $0.01, receiving gross proceeds of $60,000.

     As of June 30, 2003, we had $28,530 in cash and cash equivalents, no other assets and $20,849 of liabilities.

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

     Management believes that we will be more attractive to a prospective business partner if our common stock is quoted on the OTC Bulletin Board. Therefore, in 2001 and 2002 we took steps to become current with our reporting obligations under the Securities Exchange Act of 1934 and we believe that Intercom is now current with such obligations. Our common stock is currently trading on the OTC Bulletin Board, although there has been only a limited trading market for our common stock.

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


ITEM 2. DESCRIPTION OF PROPERTIES.

     Our principal executive offices are located at 111 Village Parkway, Building #2, Marietta, Georgia. Our office space, fixtures, furniture and equipment, as well as our administrative assistant, is provided to us by R.D. Garwood, Inc. at a cost of $500 per month, on a month-to-month basis. Robert H. Donehew, our acting chairman, acting president, treasurer and director, is also chief financial officer of R.D. Garwood, Inc. We believe that our present space is adequate and suitable to meet our needs until we consummate a business combination.


ITEM 3. LEGAL PROCEEDINGS.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On November 15, 2002 our common stock began trading on the OTC Bulletin Board under the symbol "IRCM". Our common stock is traded only on a limited or sporadic basis and there is no established public trading market for our common stock. We cannot assure you that the common stock will be actively traded in the future or that there will be liquidity in the common stock.

     Below is a table indicating the range of high and low bid information for the common stock as reported by the OTC Bulletin Board for the periods listed since we began trading on the OTC Bulletin Board on November 15, 2002. Prior to November 15, 2002, our common stock was quoted on the NQB Pink Sheets. Trading on the NQB Pink Sheets is very limited and historical trading information is not available. Bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to broker-dealers. In addition, these prices do not necessarily reflect actual transactions.




Period                          High($)                 Low ($)
------                          ------                  -------
Fiscal 2004
        First Quarter*           .001                    0.0001

Fiscal 2003
        Fourth Quarter          0.001                     0.001
        Third Quarter           0.001                    0.0001
        Second Quarter**       0.0001                    0.0001


* Through September 29, 2003
**Commencing November 15, 2002.

     Of the 14,008,229 shares of our common stock outstanding, we believe that 2,523,230 can be sold by the holders thereof without registration as they have been outstanding and held by persons since our initial public offering in 1983. We believe that the 5,484,999 shares of common stock can be sold by the holders thereof pursuant to Rule 144 under the Securities Act as they have been held since June 2000, when they were acquired from TII; however, we believe that 3,405,000 of these shares of common stock are held by our officers, directors and affiliates. We believe 6,000,000 shares cannot be sold under Rule 144 until June 2004, as they were acquired by the holders thereof in our June 2003 private placement; however, we believe that 3,300,000 of these shares of common stock are held by our officers, directors and affiliates.

Holders

     As of September 30, 2003, there were 558 holders of record of our common stock.

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

     Plan of Operation

     We sold our only operating assets in October 1989 and ceased commercial operations as of October 31, 1989. We have not engaged in any material business activities since that time.

     Management believes that we are current with our reporting obligations under the Securities Exchange Act of 1934. On November 15, 2002 our common stock began trading on the OTC Bulletin Board under the symbol "IRCM". Our common stock is only traded on a limited or sporadic basis and this should not be deemed to constitute an established public trading market. We cannot assure you that the common stock will be actively traded in the future. Therefore, we cannot assure you that there will be liquidity in the common stock. (See Note 8 to the Financial Statements).

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

     Fiscal Year

     Previously, our fiscal year ended on the last Friday in June, which resulted in a fiscal year that was either 52 or 53 weeks long. During fiscal 2002, we changed our fiscal year-end to June 30th, regardless of whether that date fell on the last Friday in June. The accompanying statements of operations, stockholders' equity and cash flows are for the fiscal years ended June 30, 2003 and June 30, 2002, both of which consisted of 52 weeks.

     Financial Condition

     At June 30, 2003, we had total current assets of $28,530 as compared to total current assets of $35,741at June 30, 2002. We had total current liabilities of $20,849 at June 30, 2003, as compared to total current liabilities of $29,114 at June 30, 2002. At June 30, 2003, our net worth was $7,681, as compared to a net worth of $6,627 at June 29, 2002. The increase in net worth was the result of the net loss of $55,187 for fiscal 2003, offset by the $56,241 net proceeds received from the sale of 6,000,000 shares of common stock in a private placement during the fourth quarter of fiscal 2003.

     Liquidity and Capital Resources

     The only asset we possess is cash and cash equivalents in the amount of approximately $28,530 at June 30, 2003, all of which is currently held in a non-interest bearing, commercial checking account.

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

     As shown in the accompanying financial statements, we incurred a net loss of $55,187 during the fiscal year ended June 30, 2003, and as of that date, our working capital was insufficient to satisfy projected expenses for the next fiscal year. Those factors, as well as our lack of operating revenue, create an uncertainty about our ability to continue as a going concern. Our management is developing a plan to reduce our liabilities and increase our working capital by issuing additional stock or obtaining long-term debt financing. Our ability to continue as a going concern is dependent upon obtaining additional working capital over the next twelve months. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

     We anticipate that our current cash reserves will last us approximately six
(6) months. We do not have any present commitment that is likely to result in our liquidity increasing or decreasing in any material way, other than the expenses we expect to incur in continuing to file reports with the Securities and Exchange Commission to remain current and for seeking a business combination. We know of no trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, any material increase or decrease in our liquidity.

     We have no material commitments for capital expenditures. We know of no material trends, favorable or unfavorable, in our capital resources. We have no outstanding credit lines or credit commitments in place.

     Results of Operations

     We have not had any material operations since 1989. We only had interest revenue of $22 and $892 for the fiscal years ended June 30, 2003 and June 30, 2002, respectively. Interest revenue declined due to the consumption of invested funds to pay operating expenses and a reduction of the interest rate yield from 1.08% to 0% during the fiscal year ended June 30, 2003. The investments were moved from a money-market fund to a non-interest bearing, commercial checking account because the balance had declined to a level where the service charges consumed the interest earned.

     General, administrative and other expenses, including accounting, legal, corporate transfer agent, management and administrative fees, franchise taxes and bank service charges, were $55,209 for the fiscal year ended June 30, 2003, as compared to $70,234 for the fiscal year ended June 30, 2002. The decrease in general, administrative and other expenses was due primarily to a decrease in professional fees of $15,625, offset by a $525 increase in franchise taxes.

ITEM 7. FINANCIAL STATEMENTS.

        Index to Financial Statements:                                     Page
                                                                           ----

         Independent Auditors' Report of Bederson & Company LLP..............F-1

         Balance Sheet as of June 30, 2003...................................F-2

         Statements of Operations for the years ended
                  June 30, 2003 and June 30, 2002............................F-3

         Statements of Stockholders' Equity for the years ended
                  June 30, 2003 and June 30, 2002............................F-4

         Statements of Cash Flows for the years ended
                  June 30, 2003 and June 30, 2002............................F-5

         Notes to Financial Statements...............................F-6 to F-11

                             INTERCOM SYSTEMS, INC.

                                  JUNE 30, 2003



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Intercom Systems, Inc.


We have audited the accompanying balance sheet of Intercom Systems, Inc., as of June 30, 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intercom Systems, Inc. as of June 30, 2003 and the results of its operations and cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has insufficient working capital to satisfy projected expenses for the next year, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Bederson & Company LLP
                                        BEDERSON & COMPANY LLP




West Orange, New Jersey
September 16, 2003


                                     (F-1)

                             INTERCOM SYSTEMS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2003

                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                           $      28,530
                                                      -------------


TOTAL CURRENT ASSETS                                  $      28,530
                                                      =============


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses               $      20,849
                                                      -------------

  TOTAL CURRENT LIABILITIES                                  20,849
                                                      -------------

STOCKHOLDERS' EQUITY:
  Preferred stock - $100 par value per share,
    100,000 shares authorized, none outstanding               -
  Common stock - $.0005 par value per share,
    200,000,000 shares authorized,
    14,008,229 shares issued and outstanding                 7,000
  Additional capital in excess of par value              5,253,241
  Accumulated deficit                                   (5,252,560)
                                                       ------------

  TOTAL STOCKHOLDERS' EQUITY                                 7,681
                                                     --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     28,530
                                                      =============


                          The accompanying notes are an
                  integral part of these financial statements.

                                     (F-2)

                             INTERCOM SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2003 AND 2002



                                                                                        2003            2002
                                                                                   --------------  --------------

REVENUES:
  Interest                                                                       $           22  $          892
                                                                                 --------------  --------------

EXPENSES:
  Professional fees                                                                      38,319          53,944
  Management and administrative fees - related party                                      6,000           6,000
  Corporate transfer agent fees and miscellaneous expenses                                6,231           6,156
  Franchise taxes                                                                         3,559           3,034
  Contract labor                                                                          1,100           1,100
                                                                                 --------------  --------------

  TOTAL EXPENSES                                                                         55,209          70,234
                                                                                  -------------   -------------


NET LOSS                                                                           $    (55,187)   $    (69,342)
                                                                                   ============    ============


BASIC AND DILUTED NET LOSS PER SHARE                                              $       (0.01)  $       (0.01)
                                                                                  =============   =============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                                  8,402,750       8,008,229
                                                                                      =========       =========











                          The accompanying notes are an
                  integral part of these financial statements.

                                     (F-3)

                             INTERCOM SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2003 AND 2002

                                                                              Additional
                                             Common Stock                     Capital in                                Total
                                    Shares            Par Value               Par Value                Deficit           Equity
                                    -------           --------                ---------               ----------       ------------

BALANCE - June 30, 2001              8,008,229         $     4,000            $  5,200,000       $ (5,128,031)     $      75,969

  Net loss                                  -                   -                       -             (69,342)           (69,342)
                              ----------------      --------------      ------------------     --------------     --------------

BALANCE - June 30, 2002              8,008,229               4,000               5,200,000         (5,197,373)             6,627

    Common stock issued              6,000,000               3,000                  53,241               -                56,241

  Net loss                                  -                   -                       -             (55,187)           (55,187)
                              ----------------      --------------      ------------------     --------------     --------------

BALANCE - June 30, 2003             14,008,229          $    7,000            $  5,253,241        $(5,252,560      $       7,681
                                    ==========          ==========            ============        ===========      =============










                          The accompanying notes are an
                  integral part of these financial statements


                                     (F-4)

                             INTERCOM SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2003 AND 2002






                                                          2003                 2002
                                                    ---------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $     (55,187)       $     (69,342)
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Increase (decrease) in:
      Accounts payable and accrued expenses                (8,265)              18,570
                                                     --------------        -------------

  NET CASH USED BY OPERATING ACTIVITIES                   (63,452)             (50,772)
                                                      -------------        -------------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock               56,241                  -
                                                      -------------     ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (7,211)             (50,772)

CASH AND CASH EQUIVALENTS - beginning                      35,741               86,513
                                                      -------------        -------------

CASH AND CASH EQUIVALENTS - ending                   $     28,530         $     35,741
                                                       ============         ============


















                          The accompanying notes are an
                  integral part of these financial statements.

                                     (F-5)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002



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

     Stock-Based Compensation
     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 (APB) 25), "Accounting for Stock Issued to Employees." The Company has not recognized a cost for stock-based employee compensation, in the statements of operations, because the options granted during the current fiscal year have no intrinsic value as measured by the excess of their exercise price to the fair market price of the underlying common stock on the grant date.

     During  2003,  Statement of Financial  Accounting  Standards  No. 148 (SFAS
     148), "Accounting for Stock-Based Compensation - Transition and Disclosures
     - An Amendment of FASB Statement No. 123" became effective for the Company. Management believes there is no material effect of implementing SFAS 148 on the accompanying financial statements.


                                     (F-6)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

          Current income taxes are based on the year's taxable income for Federal and state income tax reporting purposes.

          Deferred  income  taxes are  provided  on a  liability  basis  whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

          Net Loss Per Common Share
          Net loss per common share is computed by dividing net loss to common stockholders by the weighted-average number of shares of common stock outstanding for each year. Common stock equivalents are not considered in loss years because they are anti-dilutive.

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

NOTE 3 - CONCENTRATIONS OF CREDIT RISK

          The financial instruments subject to credit risk are primarily cash and cash equivalents. The Company placed temporary cash investments in a money-market fund, during the year ended June 30, 2003, that invested in short-term obligations of the U.S. Treasury. Such investments are subject to interest rate risk, which affects the market value of the investment. The Company held no such investments as of June 30, 2003.

NOTE 4 - INCOME TAXES

          The Company had net operating loss carryforwards (NOLs) at June 30, 2003 of approximately $1,897,000 for Federal, $1,717,000 for New York state and $186,000 for Georgia state income tax reporting purposes. These losses create a deferred tax asset at June 30, 2003. The Company has recorded a 100% valuation allowance against deferred tax assets. Current Federal and state income tax benefits of approximately $18,000 and $24,000 for the years ended June 30, 2003 and June 30, 2002, respectively, are fully reserved due to the uncertainty of their ultimate realization.


                                     (F-7)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002



NOTE 4 - INCOME TAXES (Continued)

          The tax effects of significant items composing the Company's net deferred tax asset, as of June 30, 2003, are as follows:

                  Deferred tax asset:
                    Federal NOLs                                      $ 531,000
                    New York State NOLs                                 129,000
                    Georgia State NOLs                                    9,000
                                                                    -----------
                                                                        669,000
                  Valuation allowance                                  (669,000)
                                                                      ---------
                  Net deferred tax asset                              $      -
                                                                  =============

          The valuation allowance increased by approximately $15,000 and $24,000 during 2003 and 2002 due to operating losses.

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

            The following table summarizes the anticipated expiration of unused Federal NOLs:
                   Year                                           Amount
                   ----                                           ------
                   2004                                         $1,107,000
                   2005                                            517,000
                   2006                                             38,000
                   2007                                              2,000
                   2009                                              1,000
                   2010                                              4,000
                   2019                                             12,000
                   2020                                             36,000
                   2021                                             56,000
                   2022                                             69,000
                   2023                                             55,000
                                                               ------------
                                                                $1,897,000
NOTE 5 - COMMON STOCK

          On June 6, 2003 the Company completed a private placement offering for 6,000,000 shares of common stock, par value $.0005 per share, receiving $60,000 ($.01 per share) before direct costs of $3,589.

                                     (F-8)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 6 - STOCK OPTIONS

          On June 13, 2003, the Board of Directors granted an option to purchase 50,000 shares of the Company's common stock at a price of $.01 per share to each of the Company's Directors, for each full year of service since the previous grant of Director options, March 15, 2001; options to purchase an aggregate of 350,000 shares were granted to Directors. An option to purchase an additional 400,000 shares of common stock at a price of $.01 per share was granted to the acting Chairman of the Board, who also serves as acting President, Vice President, Treasurer and Director. The exercise price of all of these options was equal to or exceeded the fair market value of the underlying shares of common stock as of the grant date. All options granted by the Company are fully vested, immediately exercisable and expire five (5) years after grant date.

          Financial reporting of the options issued to Directors has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Had the Company accounted for these options in accordance with FAS 123 and 148 there would have been an increase in compensation expense of approximately $3,800 for the year ended June 30, 2003, as presented and discussed below.

          In accordance with SFAS 148 and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
          123), the Company's pro forma option expense is computed using the Black-Scholes option-pricing model. This model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.

          The following table shows assumptions and information used in the Black-Scholes option-pricing model to estimate the fair value of the options granted on June 13, 2003:

                  Options granted                                750,000
                  Employees granted options                         1
                  Additional Directors granted options              3
                  Expected forfeitures per year                     0 %
                  Stock price                                     $ .01
                  Exercise price                                  $ .01
                  Expected life of options                       5 years
                  Risk-free interest rate                           6 %
                  Expected volatility                              50 %
                  Expected dividend yield                           0 %

          To comply with SFAS 148, the Company is presenting the following table to illustrate the effect on the net loss and loss per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosures, the estimated value of the options is amortized ratably to expense over the options' vesting periods.


                                                  Years Ended June 30,
                                                  2003             2002
                                                ----------       ----------
                   Net loss per common share:
                     As reported                $(55,787)        $(69,342)
                     Pro forma                   (59,587)         (69,342)

                   Net loss per common share:
                     As reported                  $(0.01)           $(0.01)
                     Proforma                      (0.01)            (0.01)



                                     (F-9)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE 6 - STOCK OPTIONS (Continued)

          A summary of the Company's stock option plan activity is as follows:


                                                                                            Weighted Average
                                                                       Number of             Exercise Price
                                                                         Shares                per Share

             Options outstanding - June 30, 2001                        280,000                 $  .02

             Options granted or (exercised, forfeited or expired)             -                     -
                                                                   --------------               --------

             Options outstanding - June 30, 2002                        280,000                    .02

             Options granted or (exercised, forfeited or expired)       750,000                    .01
                                                                      ----------                --------

             Options outstanding - June 30, 2003                      1,030,000                 $.0127
                                                                       =========                ======

          The following is a summary of activity and information relating to shares subject to options for the years ended:


                                                                            Year ended  June 30,
                                                                            --------------------
                                                                            2003           2002
                                                                        -------------   ------------

                Shares under option, beginning of year                  280,000           280,000

                Options granted                                         750,000               -

                Options exercised, forfeited or expired                       -               -
                                                                     -----------        ------------

                Shares under option, end of year                      1,030,000           280,000
                                                                      =========          ========

                Options exercisable, end of year                      1,030,000           280,000
                                                                      =========          ========

                Weighted-average remaining contractual life          4.34 years        3.71 years
                                                                     ==========        ==========

                All options expire five (5) years after date of grant.


NOTE 7 - RELATED PARTY TRANSACTIONS

          The Company's only employees, at the present time, consist of its officers who will devote as much time to the Company's business as the Company's Board of Directors determines is necessary. Effective July 1, 2000, the Company has incurred management and administrative fees in the amount of $500 per month under an office-sharing agreement that provides administrative and bookkeeping assistance, and for the use of offices, fixtures, furniture and equipment. These fees are paid to a corporation whose chief financial officer is also an officer and director of the Company. Management and administrative fees were $6,000 for each of the years ended June 30, 2003 and 2002. The Company believes that the present month-to-month arrangement is adequate and suitable to meet its needs into the near future.

                                     (F-10)

                             INTERCOM SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002



NOTE 8 - FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

          In January 1991, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the Company's common stock under the Securities Exchange Act of 1934, as amended. From January 1991 until March 2001, the Company did not file any further reports under the Securities Exchange Act of 1934. On March 1, 2001, the Company filed its Annual Report on Form 10-KSB that included the Company's balance sheet as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000, June 25, 1999 and June 26, 1998. On May 31, 2001, the Company filed a Form 8-A with the Securities and Exchange Commission registering the common stock under the Securities Exchange Act of 1934. On April 10, 2002, the Company filed an amendment to the Form 10-KSB for the periods ended June 30, 2000 to include balance sheets as of June 25, 1999 and June 26, 1998.


          The Company filed Quarterly Reports on Forms 10-QSB for each quarter during fiscal 2001 and an Annual Report on Form 10-KSB for the year ended June 29, 2001. The Company has continued to file quarterly reports on Form 10-QSB in a timely manner during the years ended June 30, 2003 and 2002. Management believes that the Company is current with its reporting obligations under the Securities Exchange Act of 1934.

          The warrants the Company issued in its initial public offering in 1983 remained registered as a separate class of securities under the Exchange Act. Consequently, the Company's obligation to file periodic reports under the Exchange Act did not cease with the filing of the Form 15 in 1991.

          Effective November 15, 2002 the Company began trading on the OTC Bulletin Board.



NOTE 9 - GOING CONCERN

          As shown in the accompanying financial statements, the Company incurred a net loss of $55,187 during the year ended June 30, 2003, and as of that date, the Company's working capital was insufficient to satisfy projected expenses for the next year. Those factors, as well as the Company's lack of operating revenue, raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce its liabilities and increase its working capital by issuing additional stock or obtaining debt financing. The ability of the Company to continue as a going concern is dependent upon obtaining additional working capital over the next twelve months. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




                                     (F-11)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III



ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Our directors and officers are as set forth in the table below.



      Name                            Age         Position

      Robert H. Donehew               51          acting Chairman, acting
                                                  President, Vice President,
                                                  Treasurer and Director

      Anthony Charos                  39          Director

      John F. McCarthy, III           58          Director


     Robert H. Donehew has served as our vice president and treasurer and as one of our directors since June 2000 and as our acting chairman and acting president since December 2002. Mr. Donehew has served as the president and treasurer of Golf Rounds.com, Inc., a public company trading on the OTCBB, whose business plan is also to serve as a vehicle for the acquisition of a target business, since November 2000. He has also been a director and treasurer of Golf Rounds.com since January 2000 and as vice president from January 2000 until November 2000. From October 1999 until July 2002, he served as a director of Ensoport Internetworks, Inc., which is developing a franchised Internet portal system. Since July 1996, Mr. Donehew has been the chief executive officer of Donehew Capital, LLC, the general partner of Donehew Fund Limited Partnership, a private investment partnership specializing in the securities market. In addition, since July 1997, Mr. Donehew has been the chief executive officer of 3-D Capital, LLC, an investment firm specializing in due-diligence consulting and investments in the securities markets. Since 1983, he has also served as chief financial officer of R.D. Garwood, Inc. and Dogwood Publishing Company Inc. From 1976 through 1983, Mr. Donehew had his own tax and financial planning practice. Mr. Donehew has been on the board of directors of MSDC, a medical software company, since 1986.

     Anthony Charos has served as one of our directors since June 2000 and a member of our audit committee since February 2001. Since May 2000, Mr. Charos has served as a director of Golf Rounds.com, Inc. and has been a member of its audit committee since June 2000. From January 2001 until October 2001, Mr. Charos was an account executive with C.E. Unterberg Towbin. From 1993 through December 2000, Mr. Charos was an account executive with M.H. Meyerson & Co., Inc. and a member of its investment banking team. From October 2001 until September 2002, Mr. Charos was a sales representative with Weichert Realty and is currently a referral agent. Since March 2003, Mr. Charos has been an account exective with Janney Montgomery Scott LLC.

     John F. McCarthy, III has served as one of our directors since June 2000 and a member of our audit committee since February 2001. Since October 2000, Mr. McCarthy has been Chairman of the Board of Effinity Online, Inc. Since January 2000, Mr. McCarthy has been chairman of Golf Rounds.com, Inc. Since February 1999, Mr. McCarthy has been chairman of Pricing Dynamics Solutions, Inc., which filed for Chapter 7 Bankruptcy protection on August 2, 2002. Since October 1999, Mr. McCarthy has served as chairman of Ensoport Internetworks, Inc. Mr. McCarthy was a director and general counsel of Globalink, Inc. from 1993 until it was acquired by Lernout & Hauspie Speech Products N.V. in October 1998. From October 1998 to January 1999, he was a consultant to Lernout & Hauspie Speech Products N.V. From 1989 to 1993, he was vice president and general counsel of Computone Corporation, a manufacturer of computer peripheral devices. From 1985 to 1988, he was a partner in the law firm of Burnham, Connelly, Osterle & Henry and from 1983 to 1985 he was a partner in the law firm of Rose, Schmidt, Chapman, Duff & Hasley. Since 1993, Mr. McCarthy has been a principal in McCarthy, Johnston & Associates.



Section 16(a) Beneficial Ownership Reporting Compliance

     Section  16(a) of the Exchange Act requires  our  officers,  directors  and persons who beneficially own more than ten percent of our common stock ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent stockholders also are required to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended June 30, 2003, all of our officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements. The following Form 3 or 4s were filed in fiscal year 2003 but were due in fiscal year 2001: (1) three directors and/or executive officers and a former director and executive officer each filed a Form 3 late, which Form 3 reported one transaction each; and (2) a greater than 10% stockholder of our common stock filed one Form 3 late, which Form 3 reported two transactions.


ITEM 10. EXECUTIVE COMPENSATION.

Employment Agreements

     None of our employees are employed by us under written contracts.

Compensation of Officers

     We currently do not pay a salary to Robert H. Donehew, our only officer, for his services as an officer. On June 13, 2003, we issued an immediately exercisable five-year option to purchase 400,000 shares of common stock at an exercise price of $0.01 per share to Mr. Donehew in consideration of his services. R.D. Garwood, Inc. provides us with the use of office space, fixtures, furniture and equipment, as well as our administrative assistant, at a cost of $500 per month. Robert H. Donehew, our acting chairman, acting president, treasurer and director, is the chief financial officer of R.D. Garwood, Inc.

Remuneration of the Board of Directors

     Our directors do not receive any cash compensation for their services. However, on June 13, 2003, we granted each of our current directors an immediately exercisable, five-year option to purchase 100,000 shares of common stock at an exercise price of $0.01 per share in consideration of two full years of service as directors. In addition, we granted a former director an immediately exercisable, five year option to purchase 50,000 shares of common stock at an exercise price of $0.01 per share in consideration of one full year of service as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (1) each person known to be the owner of more than 5% of the outstanding shares of common stock, (2) each director and
(3) all executive officers and directors as a group. The information is as of September 30, 2003, and it is based on information obtained from each of the below named persons. On September 30, 2003 there were 14,008,229 shares of common stock outstanding.



                                             Number of Shares              Percent of
Name and Address of Beneficial Owner         of Common Stock              Outstanding
                                           Beneficially(1) Owned           Common Stock


Robert H. Donehew                            2,270,000(2)                      15.6%
c/o Donehew Capital, LLC
111 Village Parkway, Building # 2
Marietta, Georgia 30067

Anthony Charos                                 270,000(3)                       1.9%
273 Hickory Avenue
Tenafly, New Jersey 07670

John F. McCarthy, III                          220,000(4)                       1.6%
2401 Pennsylvania Avenue, N.W.,
Suite 300
Washington, D.C. 20037

David S. Nagelberg                           1,500,000(5)                      10.7%
7012 Rancho La Cima Drive
Rancho Santa Fe, California 92067

Ronald I. Heller                             2,500,000(6)                      17.8%
525 Washington Boulevard
Jersey City, New Jersey 07310

Larry Kupferberg                               800,000(7)                       5.7%
39 West 83rd Street, Apt. #2
New York, New York 10024

Martin H. Meyerson                             750,000(8)                       5.4%
c/o Crown Financial
525 Washington Boulevard
Jersey City, N.J. 07303

Directors and officers
  as a group (3 persons)                     2,760,000(9)                      18.6%


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

(2) Includes 1,700,000 shares of common stock owned by Donehew Fund Limited Partnership, a Wyoming limited partnership, of which Donehew Capital, LLC, a Wyoming limited liability company, is the general partner; Mr. Donehew is the chief executive officer of Donehew Capital, LLC. Also includes 570,000 shares of common stock issuable upon presently exercisable options held by Mr. Donehew.

(3) Includes 100,000 shares of common stock that Mr. Charos owns jointly with his brother, Kevin Charos, and 170,000 shares of common stock issuable upon presently exercisable options held by Mr. Charos.

(4) Includes 170,000 shares of common stock issuable upon presently exercisable options held by Mr. McCarthy.

(5) Includes 500,000 shares of common stock held by the Nagelberg Family Trust, a California trust, of which Mr. Nagelberg is the trustee, and 1,000,000 shares held by Mr. Nagelberg as custodian for his children.

(6) Includes 500,000 shares held by the Ronald I. Heller Revocable Trust dated 12/23/97, of which Mr. Heller and his wife are co-trustees, and 500,000 shares held by the Joyce L. Heller Revocable Trust dated 12/23/97, of which Mr. Heller and his wife are co-trustees. Also includes 1,500,000 shares held by the Heller Family Foundation, of which Mr. Heller is president.


(7) Includes 500,000 shares of common stock held by the Rachel Beth Heller 1997 Trust dated 7/9/97, of which Mr. Kupferberg is the trustee.

(8)  Held by the Martin H. Meyerson IRA.

(9)  Includes the shares referred to in notes 2, 3 and 4 above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits Filed.

               See exhibit index.

          (b)  Reports on Form 8-K.

               On June 5, 2003, a Current Report on Form 8-K was filed by the Company reporting an event under Item 5.


ITEM 14. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2003 was made under the supervision and with the participation of our management, including the acting chairman, acting president and vice president. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2003            INTERCOM SYSTEMS, INC.
                                     (Registrant)


                                     By: /s/ Robert H. Donehew
                                        -----------------------
Donehew                                 Name:    Robert H. Donehew
                                        Title:   acting Chairman, acting
                                                 President, Vice President,
                                                 Treasurer and Director
                                                 (Principal Accounting
                                                  and Financial Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.



/s/ Robert H. Donehew      acting Chairman, acting President, Vice                 September 30, 2003
-------------------------- President, Treasurer and Director (Principal
Robert H. Donehew          Accounting and Financial Officer)


 /s/  Anthony Charos       Director                                                September 30, 2003
-------------------------
Anthony Charos


 /s/ John F. McCarthy      Director                                                September 30, 2003
-------------------------
John F. McCarthy, III

                                  EXHIBIT INDEX
                                  -------------



                                                             Incorporated By
Exhibit                                                         Reference
Number         Description                                    from Document     No. in Document         Page
-------------- -------------------------------------------- ------------------- ---------------- -------------------

                                                                                                         -
3.1            Certificate of Incorporation                         A                 3.1

3.2            By-laws                                              A                 3.2                -

4.1            Form of public warrant                               A                 4.1                -

10.1           Form of Stock Option Agreement, dated as             B                10.1                -
               of March 15, 2001, between the Registrant
               and certain directors

10.1.1         Schedule of Stock Option Agreements in the           B               10.1.1               -
               form of Exhibit 10.1, including material
               detail in which such documents differ from
               Exhibit 10.1
                                                                    -                              Filed herewith
10.1.2         Schedule of Stock Option Agreements in the                              -
               Form of Exhibit 10.1 including material
               detail in which such documents differ from
               Exhibit 10.1
                                                                    -                              Filed herewith
10.2           Stock Option Agreement, dated June 13,                                  -
               2003 between registrant and Robert H.
               Donehew
               Section 302 Certification                            -                  -           Filed herewith
31.1
               Section 906 Certification                            -                  -           Filed herewith
32.1

99.1           Risk Factors                                         -                  -           Filed herewith

------------------
A. Registration Statement on Form S-1, File No. 2-84644.

B. Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.